Form 10QSB
period 1999-09-30
ROME BANCORP INC
filed 1999-11-15
CIK 1088144

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                            ______________________

                                  FORM 10-QSB

     (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

     [ ] Transition report under Section 13 or l5(d) of the Exchange Act

     For the transition period from _________ to ____________

                       Commission file number 000-27481

                              Rome Bancorp, Inc.
       (Exact Name of Small Business Issuer as Specified in its Charter)

               Delaware                                16-1573070
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

                 100 West Dominick Street, Rome, NY 13440-5810
                   (Address of Principal Executive Offices)
                                (315) 336-7300
               (Issuer's Telephone Number, Including Area Code)
                                      N/A
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No ____
         ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                         Outstanding at
          Class                          October 6, 1999
          -----                          ---------------
     Common Stock, par value $.01            3,400,776

     Transitional Small Business Disclosure Format (check one):

     Yes ____  No  X
                  ---

                              ROME BANCORP, INC.

             FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
Part I -  FINANCIAL INFORMATION

Item 1.   Financial Statements............................................   3

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   8

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  22

Item 2.   Changes in Securities and Use of Proceeds.......................  22

Item 3.   Defaults Upon Senior Securities.................................  22

Item 4.   Submission of Matters to a Vote of Security Holders.............  22

Item 5.   Other Information...............................................  22

Item 6.   Exhibits and Reports on Form 8-K................................  22

Signatures

------------------------------------------------------------------------------
Forward Looking Statements
--------------------------

     This Quarterly Report on Form 10-QSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of Rome Bancorp, Inc. and The Rome Savings Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments; depositor and borrower preferences; and the factors described under "Year 2000."

------------------------------------------------------------------------------

                             The Rome Savings Bank
                      Consolidated Statement of Condition
                 As of September 30, 1999 and December 31, 1998
                      (Unaudited, Dollars in thousands)

                                                           September 30,      December 31
                                                               1999              1998
                                                           ------------       -----------
                     Assets
Cash & due from banks                                          $  6,510          $  6,136
Federal funds sold & other interest bearing
deposits                                                         24,843            19,078
Securities available for sale, at fair value                     53,631            55,036
Securities held to maturity                                       1,319             1,472
                                                             ----------        ----------
      Total Securities                                           54,950            56,508
  Mortgage loans                                                 95,536            95,642
  Other loans                                                    43,299            41,162

      Total Loans                                               138,835           136,804
Less: Allowance for loan loss                                    (1,901)           (1,956)
                                                             ----------        ----------
      Net loans                                                 136,934           134,848


Premises and equipment, net                                       3,843             3,957
Accrued interest receivable                                       1,593             1,578
Other real estate owned                                             205               294
Other assets                                                      4,153             2,874
                                                             ----------        ----------
Total assets                                                    233,031           225,273
                                                             ==========        ==========


             Liabilities & Equity
Liabilities :
Deposits:
Savings                                                          80,954            75,935
Money market                                                      5,493             5,423
Time                                                             80,321            84,739
Non-interest bearing                                             31,631            21,180
Advance payments by borrowers property taxes &
insurance                                                         1,876             1,853
Accrued interest                                                      0                 0
                                                             ----------        ----------
      Total deposits                                            200,275           189,130
Other liabilities                                                 3,552             3,455
Due to broker                                                         0             4,026
                                                             ----------        ----------
Total liabilities                                               203,827           196,611


Equity
Surplus                                                           5,687             5,687
Retained earnings                                                23,590            22,222
Accumulated other comprehensive income                              (73)              753
                                                             ----------        ----------
      Total Equity                                               29,204            28,662

Total liabilities & equity                                     $233,031          $225,273
                                                             ==========        ==========

                             The Rome Savings Bank

                         Consolidated Income Statement
                  For the Three and Nine month periods ended
                   September 30, 1999 and September 30, 1998
                       (Unaudited, Dollars in Thousands)

                                                   Quarter to Date                          Year To Date
                                      -------------------------------------     --------------------------------------

                                        1999                     1998              1999                        1998
Interest income:
Loans                                   $2,831                   $2,842           $8,435                      $ 8,515
Securities                                 724                      815            2,156                        2,415
Other short-term investments               277                      173              669                          552
                                        ------                   ------           ------                      -------
Total Interest Income                    3,832                    3,830           11,260                       11,482

Interest expense on deposits             1,722                    1,823            5,181                        5,406
Interest income before
provision for loan losses                2,110                    2,007            6,079                        6,076

Provision for loan losses                    0                       50                0                          200
                                        ------                   ------           ------                      -------
Net interest income                      2,110                    1,957            6,079                        5,876
Other Income:
Net gain (loss) on sale of securities        0                        0              265                          139
Service charges & fees                     241                      181              692                          551
                                        ------                   ------           ------                      -------
Total other income                         241                      181              957                          690

                                         2,351                    2,138            7,036                        6,566

Non-interest expenses:
Salaries and employee benefits             940                      814            2,758                        2,356
Building, occupancy and equipment          300                      308              953                          881
Real estate owned, net                      (2)                      62              (24)                         153

ATM service fees                            49                       43              140                          125
Contributions                               27                       10               43                           41

Other                                      363                      346            1,118                        1,094
                                        ------                   ------           ------                      -------
Total non-interest expenses              1,677                    1,583            4,988                        4,650
Income before income taxes                 674                      555            2,048                        1,916
N.Y.S. & Fed. Income taxes                 227                      186              680                          726
                                        ------                   ------           ------                      -------
Net income                              $  447                   $  369           $1,368                      $ 1,190
                                        ======                   ======           ======                      =======

                             The Rome Savings Bank
          Consolidated Statements of Equity and Comprehensive Income
      For the Nine Months Ended September 30, 1999 and September 30, 1998
                       (Unaudited, Dollars in Thousands)

                                                                                     Accumulated
                                                                                        Other
                                                                    Retained        Comprehensive
                                                                    Earnings           Income             Surplus            Total
Balance at December 31, 1998                                          22,222                  753           5,687           28,662
Comprehensive income:
                Net income                                             1,368                                                 1,368
                Unrealized gains (losses) on Available
                for Sale securities                                                          (826)                            (826)
                                                                      ------                  ---           -----           ------
Comprehensive income                                                                                                           542
                                                                      ------                  ---           -----           ------
Balances at September 30, 1999                                        23,590                  (73)          5,687           29,204
                                                                      ======                  ===           =====           ======

                                                                                          Nine Months Ended September 30, 1999

                                                                                       Before tax    Tax (expense)      Net of tax
                                                                                         amount         benefit           amount
                                                                                       -------------------------------------------
Unrealized losses on securities
Unrealized holding gains arising during period                                             (1,112)            445             (667)
Less: reclassification adjustment for gains realized in net income                           (265)            106             (159)
                                                                                           ------           -----           ------
Other comprehensive income, net                                                            (1,377)            551             (826)
                                                                                           ======           =====           ======


Balance at December 31, 1997                                          20,697                  410           5,687           26,794
Comprehensive income:
                Net income                                             1,190                                                 1,190
                Unrealized gains on Available
                for Sale securities                                                           294                              294
                                                                                                                            ------
Comprehensive income                                                                                                         1,484
                Statutory allocation of net income
                to surplus                                              (119)                                 119                0
                                                                      ------               ------           -----           ------
Balance at September 30, 1998                                         21,768                  704           5,806           28,278
                                                                      ======                  ===           =====           ======

                                                                                          Nine Months Ended September 30, 1998

                                                                                       Before tax    Tax (expense)      Net of tax
                                                                                         amount         benefit           amount
                                                                                       -------------------------------------------
Unrealized losses on securities
Unrealized holding gains arising during period                                                629            (252)             377
Less: reclassification adjustment for gains realized in net income                           (139)             56              (83)
                                                                                              ---           -----           ------
Other comprehensive income, net                                                               490            (196)             294
                                                                                              ===           =====           ======

                             The Rome Savings Bank
                     Statement Of Consolidated Cash Flows
      For the Nine Months Ended September 30, 1999 and September 30, 1998
                       (Unaudited, Dollars in Thousands)


                                                                                     1999                           1999
                                                                                     ----                           ----
Cash flows operating activities:
 Net Income                                                                         $1,368                       $1,190
   Adjustments to reconcile net income to net cash provided by perating activities:
Depreciation and amortization                                                          391                          295
(Increase) decrease in accrued interest receivable                                     (15)                        (232)
Provision for loan losses                                                                0                          200
Net gains on sales of securities                                                      (265)                        (139)
Proceeds from sale of education loans                                                1,576                            0
Net (gains) losses on sale of real estate owned                                        (38)                          19
Write down of real estate owned                                                          0                            0
Amortization and accretion of premiums and discounts                                     7                          (12)
(Decrease) increase in other liabilities                                            (3,927)                         571
Decrease (increase) in other assets                                                   (729)                       $(561)
                                                                                  --------                     --------
      Net cash provided by operating activities                                     (1,632)                       1,331

Cash flows from investing activities:
     Net (increase) decrease in loans                                               (3,684)                      (2,294)
     Proceeds from sales of AFS securities                                             806                          304
     Proceeds from maturities and principal reductions of AFS
Securities                                                                          21,683                       10,672
     Purchases of AFS securities                                                   (22,201)                     (12,360)
     Purchases of HTM securities                                                         0                          (32)
   Proceeds from maturities and principal reductions of HTM
securities                                                                             151                          143
   Proceeds from sale of real estate owned                                             148                          143
   Additions to premises and equipment                                                (277)                        (570)
                                                                                  --------                     --------
Net cash (used in) provided by investing activities                                 (3,374)                      (3,994)


Cash flows from financing activities:
   Increase (decrease) in time deposits                                             (4,418)                        (942)
   Increase (decrease) in other deposits                                            15,563                        4,812
                                                                                  --------                     --------
Net cash (used in) provided by financing activities                                 11,145                        3,870


Net increase (decrease) in cash and cash equivalents                                              6,139                       1,207

Cash and cash equivalents at beginning of period                                                 25,214                      17,299

Cash and cash equivalents at end of period                                                       31,353                      18,506


Supplemental disclosure of cash flow information:
   Non-cash investing activities:
   Change in securities purchased not settled                                       (4,026)                           0
   Additions to real estate owned                                                       22                          315
   Cash paid during the period for:
        Interest                                                                     5,181                        5,406
        Income taxes                                                                   680                          726

                    The Rome Savings Bank and Subsidiaries

             Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of The Rome Savings Bank and subsidiaries (the "Bank") as of September 30, 1999 and December 31, 1998 and for the three and nine month periods ended September 30, 1999 and 1998. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

     Rome Bancorp, Inc. believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)  Reorganization to Mutual Holding Company

     On October 6, 1999, under the Amended Agreement and Plan of Reorganization of The Rome Savings Bank, approved by the Bank's depositors at a Special Meeting held on September 29, 1999, the Bank completed its reorganization from a New York mutual savings bank to a New York mutual holding company, whereby the Bank converted to a stock savings bank and became a wholly-owned subsidiary of the Company, a Delaware corporation and a majority-owned subsidiary of Rome, MHC, a New York mutual holding company (the "MHC"). In connection with the reorganization, the Company sold 1,598,355 shares at a price of $7.00 per share to the Bank's eligible depositors and to the Rome Bancorp, Inc. Employee Stock Ownership Plan, and issued 1,734,396 shares to the MHC. In addition, 68,015 shares were issued to The Rome Savings Bank Foundation. The Company's common stock trades on the Nasdaq National Market under the Symbol "ROME."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Rome Bancorp, Inc. (the "Company") is a Delaware stock holding company for The Rome Savings Bank (the "Bank "), a New York-chartered stock savings bank. On October 6, 1999, the Bank, under an Amended Agreement and Plan of Reorganization, reorganized into a "two tiered" mutual holding company structure (the "Reorganization"). Under the Reorganization, (1) the Bank formed Rome, MHC (the "MHC"), a New York-chartered mutual holding company, which is the majority owner of the Company; (2) the Bank converted from a mutual savings bank to a stock savings bank and issued 100% of its capital stock to the Company; and (3) the Company issued shares of its common stock, $0.01 per share, at a price of $7.00 per share, in a stock offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). In the Offering, 1,598,365 shares of the Company's common stock, or 47% shares issued in the Reorganization, were sold to the Bank's eligible depositors and to the Company's ESOP, and 1,734,396 shares were issued to the MHC, or 51% of the shares issued in the Reorganization. In addition, 68,015 shares were issued to a charitable foundation, The Rome Savings Bank Foundation, which was formed as part of the Reorganization. Net proceeds of the Offering were approximately $8.8 million.

     The Company's sole business activity consists of the business of the Bank. The Company also invests in long and short-term investment grade marketable securities and other liquid investments. The Company's common stock is traded on the Nasdaq National Market System under the symbol "ROME."

     The Bank is a New York mutual savings bank, chartered in 1851 and is the only bank headquartered in Rome, New York. The Bank operates through 4 full service banking offices in Oneida County, New York - three of which are located in Rome and one in New Hartford, New York. At September 30, 1999, the Bank had total assets of $233.0 million, total deposits of $200.3 million and total equity of $29.2 million. The Bank is a community and customer oriented retail savings bank offering traditional deposit products, residential mortgage loans, commercial real estate, commercial and consumer loans. In addition, the Bank purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities, and other investments permitted by applicable laws and regulations. The Bank retains substantially all of the loans it originates, with the exception of the 30 year fixed-rate mortgages which it began to originate under a program that was initiated in May, 1999.

     The Bank's revenues are derived principally from interest on loans and interest and dividends on investment securities. Its primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. The Bank has not borrowed funds in recent years. The Bank's savings deposits are insured up to the maximum allowable amount by the Bank Insurance Fund of the FDIC and it is regulated by the New York State Department of Banking and the FDIC. Unless other wise disclosed, the information presented in this Report on Form 10-QSB represents the activity of the Bank and its subsidiaries.

     The selected financial ratios and other data of the Bank set forth in the table on the next page are derived in part from, and should be read in conjunction with, the Unaudited Consolidated Financial Statements of The Rome Savings Bank and subsidiaries presented elsewhere in this report.

                             THE ROME SAVINGS BANK
                            SELECTED FINANCIAL DATA
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                             As of
                                                                            ---------------------------------------
                                                                            September 30,               December 31,
                                                                               1999                        1998
                                                                               ----                        ----
                                                                                        (In thousands)
Selected Financial Condition Data (unaudited):
Total assets                                                                 $233,031                   $225,273
Loans, net                                                                    136,934                    134,848
Securities                                                                     54,950                     56,508
Total cash and cash equivalents                                                31,353                     25,214
Other Assets                                                                    4,153                      2,874
Total deposits                                                                200,275                    189,130
Total equity                                                                   29,204                     28,662
Allowance for loan losses                                                       1,901                      1,956
Non-performing loans                                                              712                        931
Non-performing assets                                                             916                      1,225


                                                           For the three Months ended              For the nine Months ended
                                                                  September 30,                           September 30,
                                                           --------------------------              -------------------------
                                                                 1999            1998                   1999            1998
                                                                 ----            ----                   ----            ----
                                                                                        (In thousands)
Selected Operating Data (unaudited):
Interest and dividend income                                    $3,832         $3,830                $11,260         $11,482
Interest expense                                                 1,722          1,823                  5,181           5,406
                                                                ------         ------                -------         -------
Net interest income                                              2,110          2,007                  6,079           6,076
Provision for loan losses                                            0             50                      0             200
                                                                ------         ------                -------         -------
Net interest and dividend income after provision for
loan losses                                                      2,110          1,957                  6,079           5,876
Non-interest income:
Service charges and other income                                   241            181                    692             551
Net gain on sale of securities                                       0              0                    265             139
                                                                ------         ------                -------         -------
Total noninterest income:                                          241            181                    957             690
Total noninterest expense                                        1,677          1,583                  4,988           4,650
                                                                ------         ------                -------         -------
Income before income taxes                                         674            555                  2,048           1,916
Income taxes                                                       227            186                    680             726
                                                                ------         ------                -------         -------
Net Income                                                      $  447         $  369                $ 1,368         $ 1,190
                                                                ======         ======                =======         =======


                                                       At or for the three Months         At or for the nine Months
                                                                ended                               ended
Selected Financial Ratios and Other Data:                    September 30,                      September 30,
                                                       --------------------------         --------------------------
                                                          1999           1998                 1999          1998
                                                          ----           ----                 ----          ----

Performance Ratios:
Return on average assets                                    0.78%          0.67%               0.82%          0.73%
Return on average equity                                    5.92%          5.23%               6.15%          5.76%
Net interest rate spread                                    3.38%          3.31%               3.31%          3.38%
Net interest margin                                         4.15%          4.03%               4.07%          4.09%
Non-interest expense to average assets                      2.94%          2.86%               2.97%          2.86%
Efficiency ratio                                           71.33%         72.35%              73.67%         70.16%
Avg interest earning assets to avg interest-bearing
liabilities                                               123.72%        120.34%             122.95%        119.58%

Capital Ratios:
Average equity to average assets                           13.21%         12.77%              13.27%         12.72%
Equity to assets                                           12.53%         12.85%              12.53%         12.85%

Regulatory Capital Ratios:
Core capital (Tier 1 capital)                              13.12%         12.60%              13.12%         12.60%
Total Risk-based capital                                   21.45%         23.18%              21.45%         23.18%

Asset Quality Ratios:
Nonperforming loans as percent of loans                     0.51%          0.54%               0.51%          0.54%
Nonperforming assets as percent of
total assets                                                0.39%          1.00%               0.39%          1.00%
Allowance for loan losses as a percent
of loans                                                    1.37%          1.31%               1.37%          1.31%
Allowance for loan losses as a percent
of non-performing loans                                      267%           242%                267%           242%

Other Data:
Number of:
Deposit accounts                                           33,365         33,022              33,365         33,022
Full service branches                                           4              4                   4              4

Comparison of Financial Condition at September 30, 1999 and December 31, 1998:

Total assets at September 30, 1999 were $233.0 million versus $225.3 million at December 31, 1998, an increase of $7.8 million or 3.4%. Cash and cash equivalents were $31.3 million at September 30, 1999 versus $25.2 million at December 31, 1998, an increase of $6.1 million or 24.3%. In large part, these increases reflect funds held in escrow prior to the closing of the stock offering for the payment of shares issued in the offering.

Securities were $55.0 million versus $56.5 million at December 31, 1998, a decrease of $1.6 million or 2.8%. In part, the decrease was due to a change in the unrealized gains-losses in the Bank's available for sale securities portfolio. At September 30, 1999 the Bank had an unrealized loss of $122,000 versus an unrealized gain of $1.3 million at December 31, 1998, which resulted in a $1.4 million decrease in the market value of these securities. This decrease was caused by the general increase in market interest rates during this period which had an adverse impact on the price of the Bank's investment securities. During the nine month period ending September 30, 1999 the Bank also sold $806,000, at market, of its holdings in one institutional stock market fund for a gain of $265,000.

Net loans increased $2.1 million or 1.6% to $136.9 million at September 30, 1999 versus $134.9 million at December 31, 1999. Most of this growth occurred in the consumer loan portfolio and commercial loan portfolios. The consumer loan portfolio increased by $762,000 or 3.2% to $24.7 million while the commercial loan portfolio increased $1.4 million or 8.0% to $18.7 million.

Total deposits increased $11.1 million or 5.6% to $200.3 million at September 30, 1999 versus $189.1 million at December 31, 1998. Funds held in escrow prior to the closing of the stock offering for payment of shares issued in the offering, represented $8.4 million, or 75.7%, of the increase. Savings deposits increased $5.0 million or 6.6% to $81.0 million. The increase in savings deposits was partially offset by a $4.4 million or 5.2% decrease in time deposits to $80.3 million at September 30, 1999. Non-interest bearing demand deposits increased 10.5 million or 49.3% primarily as a result of the $8.4 million of funds held prior to the closing of the stock offering.

Total equity increased $542,000 or 1.9% to $29.2 million from $28.7 million at December 31, 1998 as a result of earnings of $1.4 million for the nine months ended September 30, 1999, which was partially offset by a $826,000 after-tax decrease in the unrealized gain / loss in our available for sale securities for the nine month period.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and September 30, 1998

General

     Net income for the three months ended September 30, 1999 was $447,000 which was an increase of $79,000 or 21.1% from $369,000 for the three months ended September 30, 1998. This increase resulted primarily from a $153,000 increase in net interest income after provision for loan losses and a $60,000 increase in service charges and other income partially offset by a $94,000 increase in non-interest expense. The increase in net interest income after provision for loan losses was caused by a $101,000 decrease in interest expense resulting from the declining interest rate environment and a $50,000 decrease in the provision for loan losses. The decrease in the Bank's provision for loan losses reflects the decline in non-performing loans held by the Bank at September 30, 1999 compared to September 30, 1998. The increase in non-interest expenses primarily reflects increased salary and employee benefit costs.

Interest Income

     Total interest income was essentially unchanged at $3.8 million for both the three months ended September 30, 1999 and the three months ended September 30, 1998. Total interest income increased $39,000 or 1.0% to $3.93 million, from $3.89 million for the three months ended September 30, 1998 after giving effect to the reduction of state and federal income taxes from municipal securities. The increase in interest income occurred as a result of an increase in average earning assets of $7.8 million to $211.2 million at September 30, 1999 versus $203.4 million at September 30, 1998. The increase in interest income from the increase in average earning assets was partially offset by a decline in the yield on the Bank's earning assets to 7.38% for the three months ended September 30, 1999 from 7.59% for the three months ended September 30, 1998. The decline in the yield on the Bank's earning assets reflected the general decline in market yields over the last several years.

Interest Expense

     Total interest expense decreased $101,000 or 5.5% to $1.72 million for the three months ended September 30, 1999 in comparison to the same period last year. The decrease in interest expense was primarily attributable to a decline in the cost of interest bearing liabilities from 4.28% for the three months ended September 30, 1998 to 4.00% for the same three months in 1999. The decrease in the cost of interest bearing liabilities was partially offset by a $1.7 million increase in their average balance to $170.7 million for the three months ended September 30, 1999 from $169.1 million for the same period in 1998.

Net Interest Income

     Net interest income for the three months ended September 30, 1999 increased $103,000 or 5.1% to $2.1 million. Net interest income on a tax equivalent basis for the three months ended September 30, 1999 increased $140,000 or 6.8% to $2.2 million from $2.1 for the same period in 1998. This occurred as a result of the increase in the Bank's net interest margin to 4.15% for the three months ended September 30, 1999 versus 4.03% for the same period in 1998. The increase in the Bank's net interest margin was caused by an increase in the spread between the yield on its earning assets and the cost of its interest bearing liabilities to 3.38% for the three months ended September 30, 1999 versus 3.31% for the same period last year, as well as an increase in the ratio of interest-earning assets to interest-bearing liabilities to 123.7% for the three months ended September 30, 1998 versus 120.3% for the same period in 1998.

Provision for Loan Losses

     The Bank did not make any provision for loan losses in the third quarter of 1999 in comparison to $50,000 for the third quarter of 1998. Management's decision not to add to its loan loss allowance was based on the relatively low levels of non performing loans in comparison to recent years, the relatively high level of the allowance to non-performing loans and total loans at September 30, 1999 and other factors. Management believes the September 30, 1999 allowance for loans losses to be adequate at 1.37% of total loans.

Noninterest Income

     Noninterest income increased $60,000 or 33.7% to 241,000 for the three months ended September 30, 1999 in comparison to $181,000 for the same period in 1998, principally as a result of higher ATM and demand deposit fees.

Noninterest Expense

     Noninterest expense increased $94,000 or 5.93% to $1.7 million for the three months ended September 30, 1999 in comparison to $1.6 million for the same period in 1998. Salaries and employee benefits increased $126,000 or 15.5% to $940,000 for the third quarter of 1999 versus $814,000 for the third quarter of 1998. Higher salaries accounted for $48,000 or approximately 38% of the total increase in this category while employee benefits accounted for the remaining increase of $78,000. The latter included an increase in pension costs of $48,000 caused by the full utilization of transition assets that reduced pension expenses for 1998 and earlier years. A decrease in expenses of real estate owned of $64,000 more than offset increases in all other non-interest expenses of $39,000. The decline in expenses of real estate owned was a result of a decline in the value of properties held from $1.5 million as of September 30, 1998 to $205,000 as of September 30, 1999.

Income Taxes

     Income tax expense increased $41,000 to $227,000 for the three months ended September 30, 1999 in comparison to the same period last year. This increase reflected the higher pretax income for the third quarter of 1999 of $674,000 versus $554,000 for the same period of 1998.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and September 30, 1998:

     Net income for the nine months ended September 30, 1999 totaled $1.4 million which was an increase of $178,000 or 15.0%, from $1.2 million for the nine months ended September 30, 1998. This increase resulted primarily from a $203,000 increase in net interest income after provision for loan losses, a $140,000 increase in service charges and other income and a $126,000 increase in net gain on the sale of securities, partially offset by a $338,000 increase in non-interest expense. The increase in net interest income after provision for loan losses was due to a $225,000 decrease in interest expense resulting from the declining interest rate environment and a $200,000 decrease in the provision for loan losses. The decrease in the Bank's provision for loan losses reflects the decline in non-performing loans held by the Bank at September 30, 1999 compared to September 30, 1998. The increase in non-interest expenses principally reflects increased salary and employee benefit costs.

Interest Income

     Total interest income decreased by $222,000 or 1.9% for the nine months ended September 30, 1999 to $11.3 million, from $11.5 million for the nine months ended September 30, 1998. Total interest income decreased only $24,000 or
 .2% to $11.5 million for the nine months ended September 30, 1999 compared with $11.6 million for the same period in 1998 after giving effect to the reduction of state and federal income taxes from municipal securities. The decrease in interest income occurred as the yield on earning assets declined 29 basis points to 7.36% for the nine months ended September, 1999 from 7.65% for the same period in 1998. As noted earlier, the decline in the yield on the Bank's earning assets reflected the general decline in market yields over the last several years. The reduction in interest income from the decline in yield was in large part offset by a $7.6 million or 3.7% increase in average earning assets to $209.0 million for the nine months ended September 30, 1999 from $201.4 million for the nine months ended September 30, 1998.

Interest Expense

     Total interest expense decreased $225,000 or 4.2% to $5.2 million for the nine months ended September 30, 1999 compared with $5.4 million for the nine months ended September 30, 1998. This occurred despite a $1.5 million increase in the average balance of interest bearing liabilities to $170.0 million from $168.5 million for the year earlier period because of a 22 basis point decline in their cost to 4.06% for the nine months ended September 30, 1999 from 4.28% for the same period in 1998. The decline in their cost followed the general decline in interest rates.

Net Interest Income

     Net interest income for the first nine months of 1999 was $6.1 million, essentially unchanged from the same period in 1998. Net interest income on a tax equivalent basis increased $201,000 or 3.3% to $6.4 million versus $6.2 million for the first nine months of

1998. Net interest rate spread decreased 7 basis points to 3.30% for the first nine months of 1999 from 3.37% for the same period in 1998. Net interest margin fell only 2 basis points to 4.07% from 4.09% during the same time periods as a result of an increase in the ratio of average interest earning assets to average interest bearing liabilities from 1.20 times for the first nine months of 1998 to 1.23 times for the first nine months of 1999.

Provision for Loan Losses

     The Bank did not make any provision for loan losses in the first nine months of 1999 in comparison to $200,000 for the first nine months of 1998. Management's decision not to add to it loan loss allowance was based on the relatively low levels of non performing loans in comparison to recent years, the relatively high level of the allowance to non-performing loans and total loans at September 30, 1999 and other factors.

Noninterest Income

     Total noninterest income increased $265,000 or 38.4% to $957,000 for the nine months ended September 30, 1999 from $691,000 for the nine months ended September 30, 1998. This was primarily attributable to net gain on the sale of securities of 265,000 for the nine months ended September 30, 1999 compared with $139,000 for the same nine months in 1998. These gains reflect realized gains on the sale of a portion of the Bank's investment in an institutional mutual fund. Service charges and fees increased $139,000 or 20.1% to $691,000 from $552,000 for the same period in 1998 primarily attributable to surcharges implemented this year on non-bank customers using our ATM machines.

Noninterest Expense

     Total noninterest expense increased $338,000 or 7.3% to $5.0 million for the nine months ended September 30, 1999 from $4.7 million for the nine months ended September 30, 1998. Salaries and employee benefits increased $402,000 or 17.1%. Higher salaries accounted for $207,000 or approximately 51.4% of the total increase in this expense category. Of this, $55,000 was related to a vacation accrual for all employees while the balance represented routine salary increases. Increased employee benefit costs of $195,000 accounted for the rest of the increase in this expense category. As previously noted, employee benefits costs included an increase in pension costs of $140,000 which was caused by the full utilization of transition assets that reduced pension expenses for 1998 and earlier years. The balance of the increase in employee benefits of $55,000 was primarily attributable to the expense of the Bank's supplemental executive retirement plan which was established in 1999. Building, occupancy and equipment expenses increased $72,000 or 8.2% principally as a result of higher depreciation charges related to the Bank's acquisition of new computer equipment to replace aging equipment, ensure Year 2000 readiness and improve customer service. All other expenses combined decreased $136,000 primarily from of a $177,000 decrease in expenses of real estate owned as a result of the heretofore noted decline in the amount of properties held from $1.5 million as of September 30, 1998 to $205,000 as of September 30, 1999.

Income Taxes

     Income tax expense decreased $46,000 to $680,000 for the nine months ended September 30, 1999 in comparison with $726,000 for the nine months ended September 30, 1998 reflecting a decline in the Bank's effective tax rate from 37.9% to 33.2%. The decline in the effective tax rate is a result of management's decision to invest in nontaxable securities.

Liquidity and Capital Resources

     The term "liquidity" refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also have a written agreement that allows us to borrow up to $25.0 million in federal funds from a correspondent bank. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements which allow us to borrow money using our securities as collateral. At September 30, 1999, the Bank had no outstanding borrowings.

     Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

     The Bank's primary investing activities are the origination of one-to four-family real estate loans, commercial real estate, commercial, consumer installment loans, and to a lesser extent, the purchase of investment securities. For the quarter ended September 31, 1999, we originated loans of approximately $8.1 million. Purchases of investment securities were $5.6 million for the quarter ended September 30, 1999.

     At September 30, 1999, the Bank had loan commitments to borrowers of approximately $8.4 million, and available letters and lines of credit of approximately $6.4 million. Total deposits increased $8.0 million during the quarter. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. Time deposit accounts scheduled to mature within one year were $59.2 million at September 30, 1999. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Bank. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

     At September 30, 1999, we exceeded each of the applicable regulatory capital requirements. Our leverage (Tier 1) capital was $29.3 million, or 13.1% of average assets, at September 30, 1999. In order to be classified as "well-capitalized" by the FDIC we were required to have leverage (Tier 1) capital of $11.2 million, or 5.0%. To be classified as a well-capitalized bank by the FDIC, we must also have a risk-based total capital ratio of 10.0%. At September 30, 1999 we had a risk-based total capital ratio of 21.5%.

Year 2000

     Background. A significant challenge that is confronting the business community, including the Bank and its competitors, centers on the inability of many computer systems and software applications to recognize the Year 2000 (referred to as the "Y2K issue"). Many existing computer systems and software applications originally were programmed to provide only two digits to identify the calendar year. With the Year 2000 (Y2K) approaching, these systems and applications may recognize "00" as 1900 rather than the Year 2000. If the Y2K issue is not resolved, our operations could be adversely affected due to the date-sensitive nature of much of our financial information.

     Risk. Similar to other financial institutions and companies that utilize computer technology, our operations may be significantly affected by the Y2K issue because of our reliance on electronic data processing technology and date-sensitive information. The Y2K issue also impacts other aspects of our non-technical business processes, including telephone systems and copiers. If the Y2K issue is not adequately addressed, and systems are not modified to properly identify the Year 2000, computer systems and software applications may fail or create erroneous information.

     If we are affected by the Y2K issue, information that relies on dates, such as interest calculations, loan payment schedules and other operating functions, could be significantly incorrect. We may not be able to process withdrawals or deposits, prepare account statements, or engage in any of the many transactions that constitute our normal operations. Our inability to adequately address the Y2K issue could also have a significant adverse effect on our suppliers and service providers. Should we experience a Y2K failure that cannot readily be fixed, it may result in a significant adverse impact on our financial condition and results of operations.

     State of Readiness. In order to address the Year 2000 issue, we have identified the areas that will be affected by the Year 2000 problem. We formed a basic action plan in September 1997 to evaluate the effects of the Year 2000 on The Bank and to formulate a contingency plan for any critical systems which are not effectively reprogrammed. As discussed below, we believe that we have considered all material Year 2000 issues and that we are taking the proper action to correct them.

     Our action plan for the Year 2000, in accordance with regulatory guidance, outlines our plans to achieve a successful transition to the Year 2000. The following summarizes the various phases of our Y2K plan:

          Awareness Phase - This initial phase of the Y2K project involved
          ---------------
     defining the problem, obtaining executive level support and developing an overall strategy. This phase was completed in September, 1997.

          Assessment Phase - During this phase, we developed an inventory
          ----------------
     listing of all internal computer systems and software applications, as well as third-party vendors and suppliers upon whom we rely for goods and services. We decided to fix, upgrade, replace or abandon any systems that we identified as having Y2K issues. The status of individual items changes as systems go through subsequent phases. This assessment phase of the project is substantially complete.

          We have reviewed our customer base to determine if they pose any significant Y2K risks. Our customer base consists primarily of individual depositors and residential mortgage borrowers. We also have commercial borrowers in our customer base. We do not anticipate any significant Y2K risks posed by our potential borrowers, as many of our loans are collateralized by the underlying property. These customers are not likely to pose significant Y2K risks to our operations. However, it is not possible at this time to evaluate the indirect costs which could be faced if the employers of our individual customers encounter unresolved Y2K issues.

          Renovation Phase - As previously discussed, our most mission critical
          ----------------
     system is the integrated financial systems software package that includes our loans, deposits, general ledger and other miscellaneous applications. This integrated main frame software system was developed by Data Dimensions, Inc. ("DID"), and is currently maintained and supported by, a recognized provider. The mainframe computer system was also manufactured by, and is currently maintained by, a well-known national computer hardware company.

          We continue to monitor the Y2K progress of those third-parties who provide us with services or products to ensure that they are taking adequate measures in addressing the Y2K issue. We are seeking written assurances from these third-parties as to their current Year 2000 compliance or that they are in the process of addressing the Y2K issue. However, we can not assure you that these third-parties will be prepared for the Y2K issue. The failure of these third-parties to achieve Y2K compliance may have an adverse impact on our operations.

          Validation/Implementation Phases - The validation phase is considered
          --------------------------------
     to be the most critical stage of the Y2K readiness process. It is designed to test the ability of the renovated systems to accurately process date sensitive data. All Y2K compliant upgraded systems have been installed and put into production. This phase was substantially completed as of March 31, 1999.

     Use of Resources. Managing the Year 2000 project has resulted in additional direct and indirect costs. Direct costs include charges by third-party software vendors for product replacements, upgrades and enhancements, costs involved in testing for Y2K compliance, costs for customer awareness programs, etc. Indirect costs consist primarily of time devoted to the project by existing employees for project development and implementation, the testing of systems, monitoring third-party vendor and service provider progress, and the development of contingency plans. We currently estimate that the total cost of the Y2K project, excluding the reallocation of internal resources, will be approximately $575,000, of which we have already incurred $565,000. We cannot guarantee that the Y2K costs would not result in additional costs to the Bank or the Company in the future.

     Contingency Planning. Regulatory guidance requires that we consider two types of contingency planning:

     (1) remediation contingency planning, which addresses the failure of an institution to successfully fix, test or implement its Y2K readiness plan; and

     (2) business resumption contingency planning, which addresses the risks associated with the failure of systems at critical dates, such as January 1, 2000.

     The regulatory guidance provides that if a mission critical application or system has been remediated, tested and implemented, a remediation contingency plan is not required. Based on the overall progress of our Y2K project, specifically the testing and implementation results relative to the integrated financial systems software package, our Review Team has concluded that a remediation contingency plan is not required for mission critical applications.

     While we expect to complete our Y2K project in a timely manner, we can not guarantee that the systems of companies with whom we conduct business, will also be completed in a timely manner. The failure of these entities to adequately address the Y2K issue could adversely affect our ability to conduct business. In the event that these entities do not adequately address the Y2K issue, we do not believe that we will have enforceable actions against them.

     To address the risks associated with the failure of mission critical systems at critical dates, we are currently developing a business resumption contingency plan. We are developing contingency or alternate plans for our mission critical systems on a department-by- department basis in anticipation of potential unplanned system difficulties or third-party failures at January 1, 2000 or dates beyond. However, we understand that certain events beyond our control, such as extended power outages and loss of telecommunications, may diminish our ability to provide minimum levels of service. Failure of these services will affect companies, individuals and the government, and can not be remedied by anyone other than the responsible party. For some systems, contingency plans will consist of using or reverting to manual systems until the problems can be corrected. In accordance with regulatory guidance, we completed our business resumption contingency plan as of June 30, 1999. We do not anticipate any adverse material impact on our operations as a result of the Y2K issue.

     Significant Y2K failures in the our systems or in the system's third parties (or third parties upon whom they depend) could have a material adverse effect on our financial condition and results of operation. The Bank believes that its reasonably likely worst-case Y2K scenario is (i) a material increase in the our credit losses due to Y2K problems for the Bank' borrowers and obligors, and (ii) disruption in financial markets causing liquidity stress to The Bank. The magnitude of these potential credit losses and disruption cannot be determined at this time.

Financial Services Modernization Bill

     In October 1999, the U.S. Congress overwhelmingly passed the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The legislation has been forwarded to the President for his approval. Generally, the legislation would (i) repeal the historical restrictions and eliminate many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (ii) provide a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies, (iii) broaden the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provide an enhanced framework for protecting the privacy of consumer information, (v) adopt a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (vi) modify the laws governing the implementation of the Community Reinvestment Act and (vii) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     Bank holding companies, such as the Company, would be permitted to engage in a wider variety of financial activities than permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

     Further, the pending legislation would restrict the authority of unitary savings and loan holding companies under current law to engage in non-financially related activities. Unitary savings and loan holding companies that are "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, (such as the Company) would retain this authority. All other savings and loan holding companies would be limited to financially related activities permissible for financial holding companies, as defined under the new law. The proposed legislation would also prohibit non-financial companies from acquiring savings and loan holding companies.

     We do not believe that the proposed legislation, as publicly reported, would have a material adverse effect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

 Item 2.  Changes in Securities and Use of Proceeds

          None.

 Item 3.  Defaults Upon Senior Securities

          None.

 Item 4.  Submission of Matters to a Vote of Security Holders

          None.

 Item 5.  Other Information

          None.

 Item 6.  Exhibits and Reports on Form 8-K

               (a)  Exhibit 27 - Financial Data Schedule*
               (b)  Reports on Form 8-K
                    None

          *Submitted only with filing in electronic format.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


                              ROME BANCORP, INC.


                              By: /s/ Charles M. Sprock
                                  ----------------------------------------
                                  Charles M. Sprock
                                  President and Chief Executive Officer

                              By: /s/ David C. Nolan
                                  ----------------------------------------
                                  David C. Nolan
                                  Treasurer and Chief Financial Officer


Date: November 15, 1999