Form 10KSB
period 1999-12-31
ROME BANCORP INC
filed 2000-03-30
CIK 1088144

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                        Commission File No.:  000-27481

                               ROME BANCORP, INC.
                 (Name of small business issuer in its charter)

            Delaware                                                 161573070
(State or other jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                                    Identification No.)

               100 W. Dominick Street, Rome, New York 13440-5810
                    (Address of principal executive offices)
                                 (315) 336-7300
                          (Issuer's Telephone Number)

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.01 per share
                                 Title of Class

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___
    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    [ X ]

     The revenues for the issuer's fiscal year ended December 31, 1999 were $16,746,000.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days.
On March 20, 2000:  $8,450,377.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Rome Bancorp had 3,400,776 shares outstanding as of March 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The definitive proxy statement pursuant to Regulation 14A to be delivered to the Commission for filing and the 2000 Annual Report to Shareholders for the fiscal year ended December 31, 1999 which has not previously been mailed to the Commission, are incorporated by reference into Parts II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes     No   X
    ___     ---

                               TABLE OF CONTENTS
                               -----------------


                                                                 Page
                                                                 ----
PART I


   ITEM 1.   DESCRIPTION OF THE BUSINESS                           1
   ITEM 2.   DESCRIPTION OF PROPERTY                              33
   ITEM 3.   LEGAL PROCEEDINGS                                    33
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  33

PART II

   ITEM 5.   MARKET FOR ROME BANCORP'S COMMON STOCK AND RELATED
             SHAREHOLDER MATTERS                                  34
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                  34
   ITEM 7.   FINANCIAL STATEMENTS                                 34
   ITEM 8.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                  34

PART III

   ITEM 9.   DIRECTORS AND PRINCIPAL OFFICERS OF ROME BANCORP     34
   ITEM 10.  EXECUTIVE COMPENSATION                               34
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT                                           34
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       35
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                     35

                                 PART I

ITEM 1.   DESCRIPTION OF THE BUSINESS

General

     Rome Bancorp, Inc. (Rome Bancorp) is a Delaware corporation organized on June 9, 1999 as the stock holding company for The Rome Savings Bank (Rome Saving), a New York-chartered stock savings bank headquartered in Rome, New York. Rome Bancorp's principal business is to hold the capital stock of Rome Savings. On October 6, 1999, Rome Savings reorganized into a two-tiered mutual holding company structure, whereby: (1) Rome Savings formed Rome, MHC, a New York-chartered mutual savings bank holding company and the majority owner of Rome Bancorp; (2) Rome Savings converted from a New York-chartered mutual savings bank to a New York-chartered stock savings bank and issued 100% of its capital stock to Rome Bancorp; and (3) Rome Bancorp issued shares of its common stock, par value $0.01 per share (the "Common Stock") to the public at a price of $7.00 per share (the "Offering"). In the Offering, 1,598,365 shares, or 47% of the Common Stock, were sold to the public; 1,734,396 shares, or 51% of the Common Stock, were issued to Rome, MHC; and 68,015 shares, or 2% of the Common Stock, were contributed to The Rome Savings Bank Foundation.

     Rome Savings was originally chartered in 1851 as a New York mutual savings bank headquartered in Rome, New York. Deposits in Rome Savings are insured by the FDIC, and Rome Savings is examined and regulated by the New York State Department of Banking (Department of Banking) and the FDIC. Rome Savings is a community and customer oriented retail savings bank that offers traditional deposit products, residential real estate mortgage loans and consumer, commercial and commercial real estate loans. In addition, Rome Savings purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities and other investments permitted by applicable laws and regulations. At December 31, 1999, Rome Savings had assets of $226.8 million, deposits of $183.5 million and stockholders equity of $38.4 million.

Business Strategy

     Our revenues are derived principally from interest on our loans and interest and dividends on our investment securities. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Market Area

     Operations are conducted out of our executive office in Rome, New York and three branch offices located in Oneida County, New York, two of which are located in Rome and one in New Hartford, New York. As of June 30, 1999, we maintained a 7.13% share of all Oneida County, New York deposits, ranking us fifth in the size of deposits in Oneida County. We also maintained a 43.7% market share of all reported funds on deposit in the City of Rome as of the 1999 fiscal year end, making us the largest depository institution in Rome.

     Our geographic market area for loans and deposits is principally Oneida County, New York. The local economy is recovering from the loss of certain key employers such as Griffiss Air Force Base in Rome and Martin Marietta in Utica. As a result, the local market is not dependent on one key employer. The principal employment sectors are services (excluding financial), wholesale and retail trade and manufacturing.

     Similar to national trends, most of the job growth currently realized in Oneida County has been in service related industries, and service jobs now account for the largest portion of the workforce. Our market area also includes a growing number of healthcare, engineering, software and technical firms which have located in Oneida County in order to take advantage of its well-educated work force consisting of current and former military and defense industry personnel. Rome, New York is located 15 miles west of Utica and 50 miles east of Syracuse.

     Future growth opportunities for Rome Bancorp will be influenced by growth and stability in the regional and statewide economies, other demographic trends and the competitive environment. We believe that we have developed lending products and marketing strategies to address the credit-related needs of the residents in our local market area.

Competition

     Rome Bancorp faces intense competition both in making loans and attracting deposits. New York has a high concentration of financial institutions, many of which are branches of large money center and regional banks which have resulted from the consolidation of the banking industry in New York and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide. For example, Rome Savings does not provide trust or investment services, or credit cards, and does not yet provide banking services through home computers. Customers who seek "one stop shopping" may be drawn to these institutions.

     Competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage and investment banking firms. The most direct competition for deposits has historically come from credit unions, commercial banks, savings banks and savings and loan associations. Rome Bancorp faces additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds, and insurance companies.

Lending Activities

     General. Rome Savings has a long standing commitment originating commercial real estate, commercial and consumer loans in addition to a traditional emphasis on residential lending. As of December 31, 1999, we had total loans of $143.3 million. We retain substantially all of the loans that we originate.

     Our loans are subject to federal and state law and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     Loan Portfolio. The following table sets forth the composition of our mortgage and other loan portfolios, by type of loan, in dollar amounts and in percentages at the dates indicated.

                                                                         At December 31,
                          ----------------------------------------------------------------------------------------------------------
                                  1999                  1998                  1997                 1996                   1995
                          ---------------------- -------------------- ------------------- ------------------- ----------------------
                                       Percent               Percent             Percent             Percent             Percent
                                          of                    of                  of                  of                  of
                            Amount      Total     Amount      Total    Amount     Total    Amount     Total    Amount     Total
                          ---------   ---------  ---------  -------- ----------  -------  ---------  -------  ---------  ----------
                                                                     (Dollars in thousands)
Mortgage loans:
 One to four family...... $ 64,258    44.85%    $ 65,752    48.06%    $ 66,154    49.85%    $ 67,739    48.74%    $ 64,020    45.40%
 Commercial real estate..   32,971    23.01       29,499    21.56       28,440    21.43       31,830    22.90       34,487    24.46
 Construction & land.....    1,136     0.79          391     0.29          936     0.70          725     0.52          983     0.70
                          --------   ------     --------   ------     --------   ------     --------   ------     --------   ------
 Total mortgage loans....   98,365    68.65       95,642    69.91       95,530    71.98      100,294    72.16       99,490    70.56

Commercial loans            19,984    13.95       17,271    12.62       15,197    11.45       18,374    13.22       19,682    13.96

Consumer loans:
 Automobile..............   10,376     7.24        9,460     6.92        8,325     6.27        5,958     4.29        5,746     4.08
 Education loans.........    4,735     3.30        5,224     3.82        5,226     3.94        6,378     4.59        7,376     5.23
 Property improvement
  and equipment..........    1,883     1.31        2,108     1.54        2,264     1.71        2,429     1.74        2,578     1.83
 All other...............    7,945     5.55        7,099     5.19        6,175     4.65        5,560     4.00        6,120     4.34
                          --------   ------     --------   ------     --------   ------     --------   ------     --------   ------
                            24,939    17.40       23,891    17.47       21,990    16.57       20,325    14.62       21,820    15.48
                          --------   ------     --------   ------     --------   ------     --------   ------     --------   ------

Total loans..............  143,288   100.00%     136,804   100.00%     132,717   100.00%    $138,993   100.00%     140,992   100.00%
                                     ======                ======                ======                ======                ======

Less:  Allowance for
 loan losses                 1,776                 1,956                 1,742                 1,708                 1,645
                                                --------              --------              --------              --------
Loans, net..............  $141,512              $134,848              $130,975              $137,285              $139,347
                          ========              ========              ========              ========              ========

     Loan Maturity. The following table presents the contractual maturity of our commercial loans at December 31, 1999. The table does not include the effect of prepayments or scheduled principal amortization.

                                   At December 31, 1999
                                     Commercial Loans
                                  ----------------------
                                      (In thousands)
Amounts due:
Within one year...............          $10,096
After one year:
   One to three years.........            2,279
   Three to five years........            2,385
   Five to ten years..........            4,187
   Ten to twenty years........            1,037
   Over twenty years..........                0
                                        -------
    Total due after one year..            9,888
                                        -------
Total commercial loans                  $19,984


     The following tables present, as of December 31, 1999, the dollar amount of all commercial loans, due after December 31, 2000, and whether these loans have fixed interest rates or adjustable interest rates.

                        Due After December 31, 2000
                        ---------------------------
                        Fixed   Adjustable   Total
                        -----   ----------   ------
                               (In thousands)

Commercial loans....    7,512     2,376      9,888

     Residential Mortgage Lending. Rome Savings emphasizes the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner. As of December 31, 1999, loans on one- to four-family residential properties accounted for $64.3 million, or 44.9%, of Rome Savings' total loan portfolio. Of residential mortgage loans outstanding on that date, 27.3% were ARM loans and 72.7% were fixed rate loans.

     Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 1999, our commercial real estate loan portfolio consisted of 171 loans, totaling $33.0 million, or 23.0%, of total loans. Most of the commercial real estate portfolio consists of loans which are collateralized by properties in our normal lending area. To a lesser extent, commercial real estate loans are secured by out of market properties. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.25.

     Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At December 31, 1999, our commercial loan portfolio consisted of 487 loans, totaling $20.0 million, or 13.95% of total loans.

     Consumer Loans. Rome Savings offers a variety of consumer loans. At December 31, 1999, the consumer loan portfolio totaled $24.9 million or 17.4% of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. We expect consumer lending to be an area of gradual lending growth, with installment loans continuing to account for the major portion of our consumer lending volume. Motor vehicle loans currently comprise the largest portion at 41.6% of the consumer loan portfolio, which consists primarily of loans for used cars.

                                                                 For the Year Ended December 31,
                              -----------------------------------------------------------------------------------------------
                                           1999                             1998                             1997
                              -----------------------------    -----------------------------    -----------------------------
                                                    Average                          Average                          Average
                              Average                Yield/    Average                Yield/    Average                Yield/
                              Balance    Interest     Cost     Balance    Interest     Cost     Balance    Interest     Cost
                              --------    -------     ----     --------    -------     ----     --------    -------     ----
Assets:                                                              (Dollars in thousands)
Interest-earning assets:
   Loans(1).................   $136,642    $11,349     8.31%    $132,282    $11,334     8.57%    $133,262    $11,532     5.46%
   Securities(2)............     55,780      3,674     6.59%      56,585      3,627     6.41%      53,566      3,341     6.24%
   Federal funds sold &
    other interest
    bearing deposits........   $ 17,807    $   894     5.02%    $ 13,298    $   713     5.36%    $ 12,248    $   669     8.65%
                               --------    -------     ----     --------    -------     ----     --------    -------     ----
       Total
        interest-earning
        assets..............    210,229     15,917     7.57%     202,165     15,674     7.75%     199,076     15,542     7.81%
Noninterest-earning assets..     15,285                           15,989                           16,224
                               --------                         --------                         --------
       Total Assets.........    225,514                          218,154                          215,300
Liabilities and Equity:
Interest-bearing
 liabilities:
   Savings accounts.........     78,521      2,437     3.10%      75,438      2,340     3.10%      75,845      2,354     3.10%
   Time deposits............     81,621      4,158     5.47%      84,497      4,624     5.47%      86,105      4,709     5.47%
   Money market accounts....      6,020        189     3.14%       5,596        180     3.22%       6,160        202     3.27%
   Other interest bearing
    deposits................      2,607         66     2.53%       2,732         59     2.16%       2,295         46     2.02%
                               --------    -------     ----     --------    -------     ----     --------    -------     ----
       Total
        interest-bearing
        liabilities.........    168,769      6,850     4.06%     168,263      7,203     4.28%     170,405      7,311     4.29%
Non-interest bearing
 deposits...................     20,863                           18,064                           15,643
Other liabilities...........      3,914                            3,280                            2,689
                               --------                         --------                         --------
   Total liabilities........    193,546                          189,607                          188,737
Equity......................     31,968                           28,547                           26,563
                               --------                         --------                         --------
   Total liabilities and
    equity..................   $225,514                         $218,154                         $215,300
                               ========                         ========                         ========
Net interest income.........                 9,067                            8,471                            8,231
Net interest rate
 spread(3)..................                           3.51%                            3.47%                            3.52%
Net interest margin (4).....                           4.31%                            4.19%                            4.13%
Ratio of interest-earning
 assets to
   interest-bearing
    liabilities.............                           1.25x                            1.20x                            1.17x
Tax equivalent adjustment
 on securities..............                   368                              163                                -
                                           -------                          -------                          -------
Net interest income per
 consolidated
   financial statements.....               $ 8,699                          $ 8,308                          $ 8,231
                                           =======                          =======                          =======

     Rate/Volume Analysis. The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period of the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                                Rate Volume Analysis
                                              ----------------------------------------------------------
                                              Year Ended December 31, 1999     Year Ended December 31,
                                                        vs. 1998                    1998 vs. 1997
                                                  Increases (Decreases)         Increases (Decreases)
                                              -----------------------------    -------------------------
                                                    Due to                         Due to
                                              -------------------              ---------------
                                               Volume      Rate       Net     Volume    Rate      Net
                                              --------    -------   -------    ------   ------   -------
                                                                    (In thousands)
Assets:
Interest-earning assets:
   Loans.................................         $374      $(359)     $ 15     $(88)   $(110)   $(198)
   Securities............................          (52)        99        47      193       93      286
   Federal funds sold & other interest
       bearing deposits..................          242        (61)      181       57      (13)      44
                                                  ----      -----      ----     ----    -----    -----
       Total interest-earning assets.....          564       (321)      243      162      (30)     132

Interest-bearing liabilities:
   Savings accounts......................         $(96)     $  (1)     $(97)    $ 14    $   0    $  14
   Time deposits.........................          157        310       467       85        0       85
   Money market accounts.................          (15)         5       (10)      18        4       22
   Other interest bearing deposits.......            3        (10)       (7)      (9)      (4)     (13)
                                                  ----      -----      ----     ----    -----    -----
   Total interest-bearing liabilities....           49        304       353      108        0      108
                                                  ----      -----      ----     ----    -----    -----

Net change in net interest income.........        $613      $ (17)     $596     $270    $ (30)   $ 240
                                                  ====      =====      ====     ====    =====    =====


Asset Quality

     Non-performing Assets. Non-performing assets totaled $670,000 at December 31, 1999 compared with $1.2 million at December 31, 1998. Our $487,000 in loans delinquent 90 days or more at December 31, 1999 were comprised primarily of two commercial loans with an average principal balance of approximately
$52,400 and seven residential real estate loans with an average balance of $39,100. At December 31, 1999, our largest loan delinquent 90 days or more had a balance of $65,100.

     The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

                                                 At December 31,
                                  --------------------------------------------
                                   1999    1998      1997      1996      1995
                                  -----   ------    ------    ------    ------
                                             (Dollars in thousands)
Nonaccruing loans:
   Mortgage loans.............    $ 224   $  355    $  591    $  959    $  648
   Commercial loans...........      112      439       397       839       849
   Consumer loans.............       22        5        55        89       113
                                  -----   ------    ------    ------    ------
   Total......................    $ 358   $  799    $1,043    $1,887    $1,610

Accruing loans delinquent
   90 days or more............      129      131       431     1,365     1,973
Total non-performing loans....      487      931     1,474     3,252     3,583
Foreclosed real estate, net...      183      293     1,626     1,450     1,570
Total non-performing assets...      670    1,224     3,100     4,702     5,153
Non-performing loans to total
 loans........................     0.34%    0.68%     1.11%     2.34%     2.54%
Non-performing assets to total
 assets.......................     0.30%    0.54%     1.45%     2.22%     2.40%

     We define the population of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. We had no loans classified as impaired at December 31, 1999, 1998 and 1997. In addition, at December 31, 1999, 1998 and 1997, we had no loans classified at troubled debt restructuring, as defined in SFAS No. 15.

     Allowance for Loan Losses. The following table sets forth activity in Rome Savings' allowance for loan losses and other ratios at or for the dates indicated.

                                             At or For the Years Ended December 31,
                                      ---------------------------------------------------
                                        1999      1998      1997        1996        1995
                                      -------   -------   -------   -----------    ------
                                               (Dollars in thousands)
Balance at beginning of period.....   $ 1,956   $ 1,742   $ 1,708   $     1,645    $1,579
Provision for loan losses..........       175       390       360         1,850       767
Charge-offs:
   Mortgage loans..................       184       191       290           379       550
   Commercial loans................       338       111       247         1,364/(1)/   40
   Consumer loans..................        88       109       122           138       124
                                      -------   -------   -------   -----------    ------
                                          610       411       659         1,881       714

Recoveries.........................       255       235       333            94        13

Net charge-offs (recoveries).......       355       176       326         1,787       701

Balance at end of period...........     1,776     1,956     1,742         1,708     1,645

Ratio of net charge-offs to
  average loans outstanding
   during the period...............      0.26%     0.13%     0.24%         1.28%     0.50%

Allowance for loan losses as
   a percent of loans..............      1.24%     1.43%     1.31%         1.23%     1.17%

Allowance for loan losses as
  a percent of non-performing
   loans...........................    364.68%   210.32%   118.18%        52.52%    45.91%

___________________

(1) Includes a $1.0 million loss from the fraud-related bankruptcy of a commercial loan customer.

     The allowance for loan losses is a valuation account that reflects our evaluation of the losses inherent in our loan portfolio. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely.

     Our evaluation of risk in maintaining the allowance for loan losses includes the review of all loans on which the collectibility of principal may not be reasonably assured. We consider the following factors as part of this evaluation: our historical loan loss experience, known and inherent risks in the loan portfolio, the estimated value of the underlying collateral and current economic and market trends. There may be other factors that may warrant our consideration in maintaining an allowance at a level sufficient to provide for probable losses. Although we believe that we have established and maintained the allowance for loan losses at adequate levels, future additions may be necessary if economic and other conditions in the future differ substantially from the current operating environment.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. These agencies, including the FDIC, may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

     For the year ended December 31, 1999, we increased our allowance for loan losses through a $175,000 provision for loan losses based on our evaluation of the items discussed above. Because of the recent decline in non-performing assets, Rome Savings's ratio of allowance for loan losses as a percentage of non-performing loans increased to 364.68% at December 31, 1999. Despite this increase, Rome Savings believes that its allowance for loan losses accurately reflects the level of risk in its loan portfolio. In addition to the non-performing loans, management has identified, through normal internal credit review procedures, $[ ] million in "potential problem loans" at December 31, 1999. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. Rome Savings will continue to be aggressive in identifying, monitoring and resolving potential problem loans. The current high level of the ratio of allowance for loan losses to non-performing assets reflects the risks associated with the weakness of the local economy and the continuing decline in real estate values in Oneida County as reflected by the City of Rome's decision to decrease the tax assessment on real property in 1998. In addition, Rome Savings believes that its historically low level of non-performing assets reflects in part the high level of charge-offs from 1994 to 1997 and does not necessarily reflect the level of risk in the portfolio. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Years Ended December 31, 1999 and 1998 -- Provision for Loan Losses."

     The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

                                  At December 31, 1999              At December 31, 1998              At December 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
                                     Percentage   Loans in           Percentage   Loans in              Percentage   Loans in
                                         of         Each                 of         Each                   of         Each
                                      Allowance   Category            Allowance   Category              Allowance   Category
                                         to          to                  to          to                    to          to
                                        Total       Total               Total       Total                 Total       Total
                            Amount    Allowance     Loans    Amount    Allowance     Loans     Amount     Allowance     Loans
---------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:                                                 (Dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------
   One to four family.....   $  337       18.98%     44.85%  $  331       16.92%     48.06%    $  405       23.25%     49.85%
   Commercial real estate.      709       39.92      23.01      792       40.49      21.56        684       39.27      21.43
   Construction & land....       28        1.58       0.79       10        0.51       0.29          7        0.40       0.70
                             ------      ------     ------   ------      ------     ------     ------      ------     ------
    Total mortgage loans..    1,074       60.48      68.65    1,133       57.92      69.91      1,096       62.92      71.98

Commercial loans..........      473       26.63      13.95      594       30.37      12.62        440       25.26      11.45

Consumer loans............      229       12.89      17.40      229       11.71      17.47        206       11.82      16.57

    Total allowance for
     loans losses.........    1,776      100.00     100.00    1,956      100.00     100.00      1,742      100.00     100.00

                                 At December 31, 1996                 At December 31, 1995
---------------------------------------------------------------------------------------------------------------------------------
                                         Percentage of  Loans in             Percentage of   Loans in
                                          Allowance      Each                Allowance        Each
                                            to          Category to            to           Category to
                                           Total         Total                Total           Total
                                Amount    Allowance      Loans    Amount    Allowance         Loans
---------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:                                                         (Dollars in thousands)

   One to four family.....      $  424       24.82%     48.74%   $  269       16.35%     45.40%
   Commercial real estate.         654       38.29      22.90       734       44.62      24.46
   Construction & land....           8        0.47       0.52        11        0.67       0.70
                                ------      ------     ------    ------      ------     ------
    Total mortgage loans..       1,086       63.58      72.16     1,014       61.64      70.56

Commercial loans..........         466       27.28      13.22       491       29.85      13.96

Consumer loans............         156        9.14      14.62       140        8.51      15.48

    Total allowance for
     loans losses.........       1,708      100.00     100.00     1,645      100.00     100.00


Secutities

     General. The Board of Directors reviews and approves our investment policy on an annual basis. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed by the Treasurer/Chief Financial Officer. The Treasurer reports to the Asset Liability Management Committee and to the Executive Committee between its monthly meeting dates.

     Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. In establishing our investment strategies, we consider our interest rate sensitivity, the types of securities to be held, liquidity and other factors. New York-chartered savings banks have authority to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies, obligations of States and Municipalities, mortgage-backed securities, certain time deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and equity securities, commercial paper and mutual funds.

     The following table presents the composition of our portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

                                                                           At December 31,
                                ----------------------------------------------------------------------------------------------------
                                             1999                           1998                                 1997
                                --------------------------------  --------------------------------  --------------------------------
                                Amortized   Percent of    Fair    Amortized  Percent of     Fair     Amortized  Percent of     Fair
                                   Cost      Total (1)    Value     Cost      Total (1)     Value      Cost      Total (1)    Value
                                ---------  -----------  -------  ----------  -----------   -------   ---------  ----------   -------
Held to Maturity:
Mortgage-backed securities

   GNMA.........................   $   535     0.89%  $   564    $   718        1.30%    $   773    $   919        1.64%    $  994
   FHLMC........................        24     0.04        26         32        0.05          36         40        0.07         47
   U.S. Government Securities...       500     0.83       501        502        0.91         513        504        0.90        514
   Other bonds..................       294     0.49       294        220        0.40         220        218        0.39        218
                                   -------   ------   -------    -------      ------     -------    -------      ------     ------
   Total held to maturity.......     1,353     2.25     1,385      1,472        2.66       1,542      1,681        3.00      1,773
                                   -------   ------   -------    -------      ------     -------    -------      ------     ------

Available for sale:
   U.S. Government securities ..     6,023    10.00     6,010     22,031       39.87      22,242     35,015       62.59     35,190
   U.S. Government agencies.....    21,958    36.46    21,835     10,041       18.17      10,138     16,132       28.84     16,170
   State and Municipal
    Obligations.................    15,009    24.92    14,638     12,392       22.43      12,660          0        0.00          0

Mortgage-backed securities
   FNMA.........................     6,785    11.27     6,716      2,013        3.65       2,000          0        0.00          0
   FHLMC........................     3,839     6.37     3,698      3,011        5.45       2,996          0        0.00          0
   Corporate bonds..............       488     0.81       483          0        0.00           0          0        0.00          0
                                   -------   ------   -------    -------      ------     -------    -------      ------     ------

Total available for sale debt
 securities.....................    54,102    89.83    53,380     49,488       89.57      50,036     51,147       91.43     51,360
   Equity securities............     4,007     6.65     4,296      3,546        6.42       4,253      2,370        4.24      2,840
   FHLB stock...................       763     1.27       763        747        1.35         747        747        1.33        747
                                   -------   ------   -------    -------      ------     -------    -------      ------     ------

   Total available for sale         58,872    97.75    58,439     53,781       97.34      55,036     54,264       97.00     54,947
                                   -------   ------   -------    -------      ------     -------    -------      ------     ------
   Total investment securities     $60,225   100.00%   59,824    $55,253      100.00%    $56,578    $55,945      100.00%   $56,720
                                   =======   ======   =======    =======      ======     =======    =======      ======    =======

-----------------------
(1)    Based on amortized cost.

     Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for Rome Savings' debt securities at December 31, 1999.


                                                More Than One Year    More Than Five Years
                           One Year or Less         to Five Years       to Ten Years         More Than Ten Years       Total
                          ----------------------------------------------------------------------------------------------------------
                                     Weighted              Weighted              Weighted             Weighted              Weighted
                           Carrying  Average     Carrying  Average    Carrying   Average    Carrying  Average    Carrying   Average
                            Value     Yield       Value     Yield       Value     Yield      Value     Yield      Value      Yield
                          ---------  --------   ---------  --------   --------   -------   ---------  --------  ---------   --------
                                                                   (Dollars in thousands)
Available for sale
 securities:
U.S. Government Securities..   $4,035    6.39%   $ 1,975    5.18%    $     0      0.00%    $    0      0.00%    $ 6,010      5.99%
U.S. Government Agencies....        0    0.00     14,510    5.94       4,395      6.20      2,930      7.76      21,835      6.24
State and Municipal
 Obligations(1).............        0    0.00      2,871    6.51      10,298      6.76      1,469      8.16      14,638      6.85
Mortgage-backed securities..        0    0.00          0    0.00      10,414      6.81          0      0.00      10,414      6.81
Corporate bonds.............        0    0.00        483    7.25           0      0.00          0      0.00         483      7.25

Held to maturity
 securities:
U.S. Government Securities..      500   6.65          0     0.00           0      0.00          0      0.00         500      6.64
Mortgage-backed securities..        0   0.00         29     6.84         358      9.27        172     10.99         559      9.68
Other.......................        0   0.00          0     0.00           0      0.00        294      7.38         294      7.38

Total Debt Securities.......   $4,535   6.42%   $19,868     5.98%    $25,465      6.72%    $4,865      7.97%    $54,733      6.54%
                               ======   ====    =======     ====     =======      ====     ======     =====     =======      ====

-------------
(1)  Yields are presented on a tax-equivalent basis.

Deposit Activity and Other Sources of Funds

     General. Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits (consisting of passbook and statement savings accounts), interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and time deposits.

     Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits and competition. Our deposits are primarily obtained from areas surrounding our offices and we rely primarily on paying competitive rates, service and long-standing relationships with customers to attract and retain these deposits. We do not use brokers to obtain deposits.

     When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 56.4% and 53.7% of total deposits on December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, time deposits with remaining terms to maturity of less than one year amounted to $57.0 million and $54.9 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Analysis of Net Interest Income" for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 1999, 1998 and 1997.

     At December 31, 1999, we had $10,163 million in time deposits with balances of $100,000 maturing as follows:

           Maturity Period                  Amount
                                        (In thousands)
-------------------------------------   ---------------
Three months or less..................          3,316
Over three months through six months..          5,138
Over six months through 12 months.....          1,211
Over 12 months........................            498
                                               ------
Total.................................         10,163

     The following table presents the distribution of our deposit accounts at the dates indicated by dollar amount and percent of portfolio, and the weighted average nominal interest rate on each category of deposits.

                                                                            At December 31,
                                ----------------------------------------------------------------------------------------------------
                                              1999                           1998                                 1997
                                ----------------------------------------------------------------------------------------------------
                                                      Weighted                          Weighted                           Weighted
                                           Percent     average               Percent     average              Percent of   average
                                           of total    nominal               of total    nominal                total       nominal
                                Amount     deposits     rate      Amount     deposits     rate      Amount     deposits      rate
                                -------   ---------   ---------  --------   ---------   ---------  --------   ----------  ----------
                                                                     (Dollars in Thousands)
Savings....................     $ 77,867      42.42%      3.05%   $ 75,935      40.15%      3.05%   $ 75,047       40.68%      3.05%
Money market...............        5,817       3.17       3.10       5,423       2.87       3.10       4,804        2.60       3.20
Other interest bearing.....        2,913       1.59       2.95       2,802       1.48       2.95       2,574        1.40       3.05
Non interest bearing.......       19,760      10.77       0.00      20,231      10.70       0.00      16,240        8.80       0.00
                                --------     ------       ----    --------     ------       ----    --------      ------      -----
   Total...................      106,357      57.95       3.05     104,391      55.20       3.05      98,665       53.48       3.06
                                --------     ------       ----    --------     ------       ----    --------      ------      -----

Time Deposits:
Original maturities of:
 Three months or less......          672       0.37       3.75         957       0.50%      3.76%        944        0.51%      4.10%
   Over three months to
    twelve months..........       36,927      20.12       4.21      39,646      20.96       4.76      41,408       22.44       5.03
   Twelve months to twenty-
    four months............       12,284       6.69       4.75      13,995       7.40       5.28      12,566        6.81       5.24
   Twenty-four months to
    thirty-six months......        7,854       4.29       5.20       8,996       4.76       5.38      10,358        5.62       5.66
   Thirty-six months to forty-
    eight months...........        2,354       1.28       5.20       3,176       1.68       5.90       2,992        1.62       5.97
   Forty-eight months to
    sixty months...........       17,074       9.30       6.18      17,969       9.50       6.18      17,563        9.52       6.11
                                --------     ------       ----    --------     ------       ----    --------      ------      -----
   Total time deposits.....       77,165      42.05       5.39      84,739      44.80       5.24      85,831       46.52       5.38
                                --------     ------       ----    --------     ------       ----    --------      ------      -----

Total deposits.............     $183,522     100.00%      4.15%   $189,130     100.00%      4.15%   $184,496      100.00%      4.24%
                                ========     ======       ====    ========     ======       ====    ========      ======      =====


     Borrowings. We do not currently borrow funds to finance our lending and investing activities. We intend, however, to borrow funds in the future. We may borrow funds pursuant to reverse repurchase agreements, whereby we sell an asset with an agreement to repurchase it at some future date. We are a member of the Federal Home Loan Bank of New York and have available a line of credit of $22,549,000.

Subsidiary Activities

     Rome Savings has three subsidiaries, 100 On the Mall Corporation, Clocktower Insurance Agency Incorporated and Clocktower Financial Corporation. 100 On the Mall acts as a manager, and developer of real estate. Its only activity is ownership of Rome Savings' main office building and premises. Clocktower Insurance owns real estate for future expansion, which is currently being leased to a Dunkin Donuts franchise adjacent to one of our branch offices. Clocktower Financial Corporation is currently inactive.

Employees

     At December 31, 1999, Rome Savings had 82 full-time and 15 part-time employees. Rome Savings's employees are not represented by a collective bargaining agreement, and Rome Savings considers its relationship with its employees to be good.


                           FEDERAL AND STATE TAXATION

Federal

     General. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Rome Savings, Rome, MHC or Rome Bancorp. For federal income tax purposes, Rome Savings reports its income on the basis of a taxable year ending December 31, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations. Rome Savings and Rome Bancorp constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Because Rome, MHC owns less than 80% of the common stock of Rome Bancorp, it is not a member of such affiliated group and will report its income on a separate return. Rome Savings is not currently under audit by the Internal Revenue Service and has not been audited by the IRS during the past five years.

     Bad Debt Reserves. Rome Savings, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a tax reserve for bad debts based on the six-year average experience method. Pursuant to the Small Business Job Protection Act of 1996, Rome Savings is now recapturing (taking into income) over a multi-year period a portion of the balance of its tax bad debt reserve as of December 31, 1995. The tax liability associated with the recapture has been adequately provided for in Rome Savings' consolidated financial statements.

     Distributions. To the extent that Rome Savings makes "non-dividend distributions" to stockholders, such distributions will be considered to result in distributions from Rome Savings' unrecaptured tax bad debt reserve "base year reserve," i.e., its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in Rome Savings' taxable income. Non-dividend distributions include distributions in excess of Rome Savings' current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Rome Savings' current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in Rome Savings' income.

     The amount of additional taxable income created from a non-dividend distribution is equal to the lesser of Rome Savings' base year reserve and supplemental reserve for losses on loans or an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in certain situations, approximately one and one-half times the non-dividend distribution would be includible in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate. Rome Savings does not intend to pay dividends that would result in the recapture of any portion of its bad debt reserves.

     Corporate Alternative Minimum Tax. The alternative minimum tax (AMT) rules have been devised to ensure that at least a minimum amount of income tax is paid by high-income corporate taxpayers who take advantage of substantial tax savings due to the use of certain tax deductions and exemptions. In essence, the AMT functions as a recapture mechanism, reclaiming some of the tax deductions and credits utilized by these taxpayers when calculating their regular federal income tax liability. In general, a corporation's alternative minimum taxable income (AMTI) is equal to its regular taxable income, increased by its preference items for the year and adjusted by computing certain items under special rules that negate the acceleration of certain tax benefits which are available under the regular tax rules. The AMT rate is 20% . Such preference items include adjustments for tax exempt interest, excess bad debt deductions, accelerated depreciation deductions and net operating loss carryforwards.

     Elimination of Dividends; Dividends Received Deduction. Rome Bancorp may exclude from its income 100% of dividends received from Rome Savings as a member of the same affiliated group of corporations. Because Rome, MHC is not a member of such affiliated group, it will not qualify for such 100% dividends exclusion, but will be entitled to deduct 80% of the dividends it receives from Rome Bancorp so long as it owns more than 20% of the common stock.

State

     New York State Taxation. Rome Savings is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (1) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (2) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) 0.01% of the value of the taxable assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State or
(c) $250. Entire net income is similar to federal taxable income, subject to certain modifications, and alternative entire net income is equal to entire net income without certain adjustments. For purposes of computing its entire net income, Rome Savings is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. Rome Savings is currently using a six-year average experience method, similar to the federal method to compute their New York State bad debt deduction.

     New York State passed legislation in August 1996 that incorporated into New York State tax law provisions for the continued use of bad debt reserves in a manner substantially similar to the provisions that applied under federal law prior to the enactment of the 1996 Act discussed above. This legislation enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize the reserve method for computing its bad debt deduction. However, the New York bad debt reserve is subject to recapture for "non-dividend distributions" in a manner similar to the recapture of federal bad debt reserves for such distributions. See "-- Federal Taxation -- Distributions." Also, the New York bad debt reserve is subject to recapture in the event that the Bank fails to satisfy certain definitional tests relating to its assets and the nature of its business.

     Delaware State Taxation. As a Delaware holding company not earning income in Delaware, Rome Bancorp is exempted from Delaware Corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the State of Delaware.


                           REGULATION AND SUPERVISION

General

     Rome Savings is a New York-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation
(FDIC) under the Bank Insurance Fund (BIF). Rome Savings is subject to extensive regulation, examination and supervision by the New York State Banking Department (Banking Department) as its chartering agency, and by the FDIC as the deposit insurer. Rome Savings must file reports with the Banking Department and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices.

The Banking Department and the FDIC conduct periodic examinations to assess Rome Savings' compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

     Rome, MHC and Rome Bancorp, as bank holding companies controlling Rome Savings, are subject to the Bank Holding Company Act of 1956, as amended (BHCA), and the rules and regulations of the Federal Reserve Board (FRB) under the BHCA and to the provisions of the New York State Banking Law and the regulations of the Banking Department under the Banking Law applicable to bank holding companies. Rome, MHC and Rome Bancorp are required to file reports with, and otherwise comply with the rules and regulations of the FRB and the Banking Department. Rome Bancorp is also required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

     Any change in such laws and regulations, whether by the Banking Department, the FDIC, the FRB or through legislation, could have a material adverse impact on Rome, MHC, Rome Bancorp and Rome Savings and their operations and stockholders.

Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the GLBA), federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

     (1) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     (2) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     (3) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     (4) provides an enhanced framework for protecting the privacy of consumer information;

     (5) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system;

     (6) modifies the laws governing the implementation of the Community Reinvestment Act; and

     (7) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     Bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. In addition, in a change from prior law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially-related activities.

     The Company believes that the GLBA will not have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets the Bank currently serves.

New York Banking Regulation

     Activity Powers. The Bank derives its lending, investment and other activity powers primarily from the applicable provisions of the New York Banking Law and its related regulations. Under these laws and regulations, savings banks, including Rome Savings, generally may, invest in:

     (1)  real estate mortgages;

     (2)  consumer and commercial loans;

     (3) specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

     (4)  certain types of corporate equity securities; and

     (5)  certain other assets.

A savings bank may also exercise trust powers upon approval of the New York Banking Board. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See "-- Federal Banking Regulation -- Activity Restrictions on State-Chartered Banks" below.

     Loans-to-One-Borrower Limitations. With certain specified exceptions, a New York-chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank's net worth, plus an additional 10% of the bank's net worth if secured by the requisite collateral. Rome Savings currently complies with applicable loans-to-one-borrower limitations. At December 31, 1999, Rome Savings' limit on loans to one borrower was $9.6 million.

     Dividends. Under the New York Banking Law, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, Rome Savings cannot declare and pay dividends without regulatory approval in any calendar year in excess of its "net profits" of the current year combined with its "retained net profits" of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock. Federal law may also limit the amount of dividends that may be paid by Rome Savings. See "-- Federal Banking Regulation -- Prompt Corrective Action" below.

     Community Reinvestment Act.   Rome Savings is also subject to provisions of
the Banking Law that, like the provisions of the federal Community Reinvestment Act ("federal CRA"), impose continuing and affirmative obligations upon a banking institution organized in the State of New York to serve the credit needs of its local community ("New York CRA"). See "Federal Banking Regulation - Community Reinvestment Act" below. Pursuant to the New York CRA, a bank must file with the Banking Department copies of all federal CRA reports, and the Banking Department is required to consider a bank's New York CRA rating when reviewing an application by the bank to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The New York CRA requires the

Banking Department to make a written assessment of a bank's compliance with the New York CRA and to make such assessment available to the public. The Banking Department adopted, effective December 3, 1997, performance-focused regulations that were intended to parallel the current CRA regulations of the federal banking agencies and to promote consistency in New York CRA evaluations by considering more objective criteria. The regulations require a biennial assessment of a bank's compliance with the New York CRA, utilizing a four-tiered rating system, and require the Banking Department to make available to the public such rating and a written summary of the assessment results. The Bank's latest New York CRA rating from the Banking Department, was a rating of "Satisfactory."

     Enforcement.   Under the Banking Law, the Banking Department may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Banking Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Banking Department to discontinue such practices, the Banking Department may remove such director, trustee or officer from office after notice and an opportunity to be heard. Rome Savings does not know of any past or current practice, condition or violation that might lead to any proceeding by the Banking Department against Rome Savings or any of its directors or officers.

Federal Banking Regulation

     Capital Requirements. FDIC regulations require BIF-insured banks, such as Rome Savings, to maintain minimum levels of capital. The FDIC regulations define two classes of capital known as Tiers.

     Tier 1 capital is comprised of the sum of common stockholders' equity (excluding the net unrealized appreciation or depreciation, net of tax, from available-for-sale securities), non-cumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights), and any net unrealized loss on marketable equity securities.

     The components of Tier 2 capital currently include cumulative perpetual preferred stock, certain perpetual preferred stock for which the dividend rate may be reset periodically, mandatory convertible securities, subordinated debt, intermediate preferred stock, 45% of the unrealized gain on marketable equity securities, and allowance for possible loan losses. Allowance for possible loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of Tier 2 capital that may be included in total capital can not exceed 100% of Tier 1 capital.

     The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition, with a rating of 1 (the highest examination rating of the FDIC for banks) under the Uniform Financial Institutions Rating System, of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.

     The FDIC regulations also require that savings banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

     The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy.

     The following table shows Rome Bancorp leverage ratio, its Tier 1 risk-based capital ratio, and its total risk-based capital ratio, at December 31, 1999:

                                                      As of December 31, 1999
                                  ------------------------------------------------------
                                                                Minimum Capital
                                         Actual                    Adequacy
                                  -----------------   -----------------------------------
                                  Amount   Ratio(1)     Amount          Ratio(1)
                                  -----------------   -----------------------------------
                                                       (Dollars in thousands)
Leverage (Tier 1) capital.....      $38,367   16.7%   $ 6,882  greater than or equal to 3%

Risk-based capital:
   Tier 1.....................       38,637   28.7%   $ 5,354  greater than or equal to 4%

   Total......................       40,171   30.0%   $10,708  greater than or equal to 8%

___________________

(1) For purposes of calculating the Tier 1 leverage capital ratio, assets include adjusted total average assets. In calculating Tier 1 risk-based capital and total risk-based capital ratio, assets include total risk-weighted assets.

     As the table shows, Rome Savings exceeded the minimum capital requirements at the date indicated.

     Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended (FDIA), which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

     Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if

     (1) the bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991;

     (2) the state in which the bank is chartered permitted such investments as of September 30, 1991; and

     (3) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an institution's investment in such equity securities will be subject to an aggregate limit up to the amount of its Tier 1 capital.

Rome Savings received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Rome Savings' Tier 1 capital or the maximum permissible amount specified by the Banking Act. Section 24 also provides an exception for majority owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank, permissible under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

     Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 of the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

     Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Rome Savings. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

     The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including:

     (1) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others);

     (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;

     (3)  existence of an unsafe or unsound condition to transact business;

     (4) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and

     (5) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

     Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular institution poses to its deposit insurance fund. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed below. See "-- Federal Banking Regulation -- Prompt Corrective Action" below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).

     An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. An institution's rate of deposit insurance assessments will depend upon the capital and supervisory subcategory to which the bank is assigned by the FDIC. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Rome Savings.

     Under the Deposit Insurance Funds Act of 1996 ("Funds Act"), the assessment base for the payments on the bonds ("FICO bonds") issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Rome Savings. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on deposits insured by the Savings Association Insurance Fund
(SAIF). The annual rate of assessments for the payments on the FICO bonds for the quarterly period beginning on January 1, 1999 was 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits.

     Under the FDIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Rome Savings does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Transactions with Affiliates of Rome Savings. Transactions between an insured bank, such as Rome Savings, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the FRB has proposed treating any subsidiary of a bank that is engaged in activities not permissible for bank holding companies under the Bank Holding Company Act of 1956, as amended (BHCA), as an affiliate for purposes of Sections 23A and 23B. Sections 23A and 23B (1) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those that would be provided to a non-affiliate.

     Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. (S) 1972 on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

     Uniform Real Estate Lending Standards. Pursuant to FDICIA, the federal banking agencies adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

     (1) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral;

     (2) for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%;

     (3) for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;

     (4) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and

     (5) for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property including non-owner occupied, one- to four-family property), the limit is 85%.

Although no supervisory loan-to-value limit has been established for owner-occupied, one to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     Community Reinvestment Act. Under the Community Reinvestment Act (CRA), any insured depository institution, including Rome Savings, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

     Among other things, current CRA regulations establish an evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

     (1) a lending test, to evaluate the institution's record of making loans in its service areas;

     (2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and

     (3) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

     The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. Rome Savings received a "satisfactory" rating on its last CRA exam in January 1998.

     Safety and Soundness Standards. Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

     In addition, the FDIC adopted regulations to require a bank that is given notice by the FDIC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FDIC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FDIC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a bank fails to comply with such an order, the FDIC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

     Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDIC's regulations defines the five capital categories as follows: Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6%, Tier 1 capital of less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FDIC is required to monitor closely the condition of an undercapitalized bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of:

     (1) an amount equal to the five percent of the bank's total assets at the time it became "undercapitalized," and

     (2) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan.

If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

     The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured depository bank. If one or more grounds exist for appointing a conservator or receiver for a bank, the FDIC may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. Under FDICIA, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized bank within 90 days after the bank becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the bank continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings that the bank is viable.

Loans to a Bank's Insiders

     Federal Regulation. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated to any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Rome Savings' loans. See "New York Banking Regulation -- Loans-to-One Borrower Limitations." All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (1) $100,000 or
(2) the greater of $25,000 or 2.5% of the bank's capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

     An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

     In addition, provisions of the BHCA prohibit extensions of credit to a bank's insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     New York Regulation. Provisions of the New York Banking Law impose conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under Regulation O, as discussed above. However, New York law does not affect loans to shareholders owning more than 10% or more of the savings bank's stock. Under applicable New York law, savings banks that comply with the requirements of Regulation O are deemed to be in compliance with the requirements of the New York law.

Federal Home Loan Bank System

     Rome Savings is a member of the Federal Home Loan Bank of New York (FHLBNY), which is one of the 12 regional Federal Home Loan Banks in the FLHB system. Each of the federal home loan banks are subject to supervision and regulation by the Federal Housing Finance Board, and each acts as a central credit facility primarily for its member institutions. As a member, Rome Savings is required to hold shares of capital stock in the FLHBNY in an amount at least equal to the greater of 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) form the FLHBNY. Rome Savings was in compliance with this requirement with an investment in FLHBNY stock at December 31, 1999 of $763,200.

     Each FHLB serves as a reserve or central bank for its member institutions within its assigned region. Each is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It offers advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FLHB. Long term advances may only be made for the purpose of providing funds for residential housing finance.

     Federal Home Loan Bank System Modernization Act of 1999. Title 6 of the GLBA, entitled the Federal Home Loan Bank System Modernization Act of 1999 (FHLB Modernization Act), has amended the FHLB Act by allowing for voluntary membership and modernizing the capital structure and governance of the FHLB system. The new capital structure established under the FHLB Modernization Act sets forth new leverage and risk-based capital requirements based on permanence of capital. It also requires some minimum investment in FHLB stock of all member entities. Capital will include retained earnings and two forms of stock:
Class A stock redeemable within six months, written notice and Class B stock redeemable within five years, written notice. The FHLB Modernization Act provides a transition period to the new capital regime, which will not be effective until the FHLB enacts implementing regulations. The FHLB Modernization Act also reduces the period of time in which a member exiting the FHLB system must stay out of the system.

Federal Reserve System

     Under FRB regulations, Rome Savings is required to maintain non-interest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The current FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $46.5 million or less (subject to adjustment by the FRB) and an initial reserve of $1.4 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. Rome Savings is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Rome Savings' interest-earning assets.

Holding Company Regulation

     Federal Regulation. Rome, MHC and Rome Bancorp are governed as bank holding companies. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Rome Savings. As of December 31, 1999, the total capital and Tier 1 capital ratios for Rome, MHC and Rome Bancorp would, on a pro forma basis, exceed these minimum capital requirements. See "Regulatory Capital Compliance" above.

     Regulations of the FRB provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of FDICIA, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank. See " - Federal Banking Regulation - Prompt Corrective Action" above. If the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the FRB may prohibit the bank holding company parent of the undercapitalized bank from paying any dividend or making any other form of capital distribution without the prior approval of the FRB.

     As bank holding companies, Rome, MHC and Rome Bancorp will be required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for Rome, MHC or Rome Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

     A bank holding company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months will be equal to 10% or more of the company's consolidated net worth.
The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

     In addition, a bank holding company, which does not qualify as a financial holding company under the GLBA (see discussion of financial holding companies below), is generally prohibited from engaging in, or acquiring direct or indirect control of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking as to be a proper incident thereto are:

     (1)  making or servicing loans;

     (2)  performing certain data processing services;

     (3)  providing discount brokerage services;

     (4)  acting as fiduciary, investment or financial advisor;

     (5)  leasing personal or real property;

     (6) making investments in corporations or projects designed primarily to promote community welfare; and

     (7)  acquiring a savings and loan association.

     Bank holding companies that do qualify as a financial holding company under the GLBA may engage in activities that are financial in nature or incidental thereto. Bank holding companies may qualify to become a financial holding company if each of its depository institution subsidiaries is "well capitalized," "well managed," has at least a "satisfactory" CRA rating at its most recent examination and the bank holding company has filed a certification with the FRB that it elects to become a financial holding company.

     Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if Rome, MHC or Rome Bancorp ever acquired as a separate subsidiary a depository institution in addition to Rome Savings.

     Financial Holding Company Election Under the GLBA. Effective March 12, 2000, the GLBA allows bank holding companies to elect to become financial holding companies (FHC's), which may engage in a variety of new activities subject to the requirement that their depository institution affiliates be well managed and well capitalized and have satisfactory CRA ratings. These new activities in which FHC's may engage include:

     (1) Lending, exchanging, transferring, investing for others, or safeguarding money or securities;

     (2) Underwriting and selling insurance;

     (3) Providing financial, investment or advisory services;

     (4) Selling pools of assets;

     (5) Underwriting, dealing in or making a market in securities; and

     (6) Merchant banking.

     New York Regulation.   Under the New York Banking Law, certain companies
owning or controlling banks are regulated as a bank holding company. For the purposes of the Banking Law, the term "bank holding company," is defined generally to include any "company" that, directly or indirectly, either (a) controls the election of a majority of the directors or (b) owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. The term "company" is defined to include corporations, partnerships and other types of business entities, chartered or doing business in New York, and the term "banking institution" is defined to include commercial banks, stock savings banks and stock savings and loan associations. A company controlling, directly or indirectly, only one banking institution in New York will not be deemed to be a bank holding company for the purposes of the Banking Law. Under the Banking Law, the prior approval of the Banking Department is required before:

     (1) any action is taken that causes any company to become a bank holding company;

     (2) any action is taken that causes any banking institution to become or to be merged or consolidated with a subsidiary of a bank holding company;

     (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution;

     (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or

     (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company.

Additionally, certain restrictions apply to New York bank holding companies regarding the acquisition of banking institutions that have been chartered for five years or less and are located in smaller communities. Directors, officers and employees of a New York bank holding company are subject to limitations regarding their affiliation with securities underwriting or distribution firms and with other bank holding companies, and directors and executive officers are subject to limitations regarding loans obtained from certain of the holding company's banking subsidiaries. Although the Company will not be a bank holding company for purposes of the New York Banking Law upon the effective date of the conversion, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

     Mutual Holding Company Regulation. Under the New York Banking Law, Rome, MHC may exercise all powers and privileges of a New York-chartered mutual savings bank, except the power to take deposits. As a bank holding company, Rome, MHC will also be subject to the limitations on activities imposed on a bank holding company under the BHCA.

Dividend Waivers by Rome, MHC

     Certain mutual holding companies have waived the receipt of dividends declared by their savings institution subsidiaries. Any such dividend waiver by Rome, MHC will be subject to the following restrictions:

     Federal Restrictions. In connection with its approval of the reorganization, the FRB imposed certain conditions on the waiver by Rome, MHC of dividends paid on Rome Bancorp's common stock. In particular, the FRB is expected to require that Rome, MHC obtain the prior approval of the FRB before Rome, MHC may waive any dividends from Rome Bancorp. As of the date hereof, Rome Savings is not aware that the FRB has given its approval to any waiver of dividends by any mutual holding company that has requested such approval.

     The term set the reorganization also required that the amount of any dividends waived by Rome, MHC will not be available for payment to its public stockholders of Rome Bancorp (i.e., stockholders except for Rome, MHC) and that such amount will be excluded from Rome Bancorp's capital for purposes of calculating dividends payable to the public stockholders. Moreover, Rome Savings is required to maintain the cumulative amount of dividends waived by Rome, MHC in a restricted capital account that would be added to the liquidation account established in the reorganization. This amount would not be available for distribution to public stockholders. The restricted capital account and liquidation account amounts would not be reflected in Rome Savings' financial statements, but would be considered as a notational or memorandum account of Rome Savings. These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Banking Department and the plan of reorganization. The plan of reorganization also provides that if Rome, MHC converts to stock form in the future (commonly referred to as a second-step conversion), any waived dividends would reduce the percentage of the converted company's shares of common stock issued to public stockholders in connection with any such transaction.

     Rome, MHC does not expect initially to waive dividends declared by Rome Bancorp. If Rome, MHC decides that it is in its best interest to waive a particular dividend to be paid by Rome Bancorp and the FRB approves such waiver, then Rome Bancorp would pay such dividend only to its public stockholders. The amount of the dividend waived by Rome, MHC would be treated in the manner described above. Rome, MHC's decision as to whether or not to waive a particular dividend will depend on a number of factors, including its capital needs, the investment alternatives available to it as compared to those available to Rome Bancorp, and the possibility of regulatory approvals. Rome Savings cannot guarantee:

     (1) that Rome, MHC will waive dividends paid by Rome Bancorp;

     (2) that if the application is made to waive a dividend, that the FRB will approve such dividend waiver request; or

     (3) what conditions might be imposed by the FRB on any dividend waiver.

Federal Securities Laws

     Rome Bancorp's Common Stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Rome Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2.   DESCRIPTION OF PROPERTY

     We conduct our business through our executive office, operations center and three banking offices. At December 31, 1999, the net book value of the computer equipment and other furniture, fixtures and equipment of Rome Savings and Rome Bancorp at their offices totaled $818,000 million. For more information, see
Note 5 of Notes to Consolidated Financial Statements.

                                              Original
                                 Leased or      Date         Net Book Value
           Location                Owned      Acquired     December 31, 1999
------------------------------  -----------  ----------   ----------------------
                                                             (In thousands)
Executive Office:
   100 West Dominick St.
   Rome, NY...................     Owned        1956             $  944
Branch Offices:
   1629 Black River Boulevard
   Rome, NY...................     Owned        1963                361
   1300 Erie Boulevard
   Rome, NY...................     Owned        1997              1,090
   82 Seneca Turnpike
   New Hartford, NY...........     Owned        1983                112
Accounting Center:
   139 West Dominick Street
   Rome, NY...................     Owned        1995                414

ITEM 3.    LEGAL PROCEEDINGS

     As of the date of this Form 10-KSB, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR ROME BANCORP'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The following information included in the Rome Bancorp, Inc. 1999 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference: "Market for Rome Bancorp's Common Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information included in the Rome Bancorp, Inc. 1999 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Highlights," on pages 6 through 13 of the Annual Report.

ITEM 7.   FINANCIAL STATEMENTS

     The following information included in the Annual Report is incorporated herein by reference: "Consolidated Financial Statements and Notes to Consolidated Financial Statements."

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 9.   DIRECTORS AND PRINCIPAL OFFICERS OF ROME BANCORP

     The following information included in Rome Bancorp's 2000 Proxy Statement for the 2000 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference: "Proposal 1, Election of Directors" and the following subsections of the section entitled "Information About Board of Directors and Management": "Board of Directors," "Committees of the Board," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10.  EXECUTIVE COMPENSATION

     The information set forth in the following subsections of the section entitled "Information About Board of Directors and Management" of the Proxy Statement is incorporated herein by reference: "Directors' Compensation," "Executive Compensation" (including the Summary Compensation Table), "Benefit Plans" and "Transactions with Certain Related Persons."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information included in the Proxy Statement is incorporated herein by reference: "Stock Ownership of Management" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following information included in the Proxy Statement is incorporated herein by reference: "Transactions with Certain Related Persons."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements included in the 1999 Annual Report are incorporated herein by reference:

          Consolidated Balance Sheets -- At December 31, 1999 and 1998; Consolidated Statements of Income -- Years Ended December 31, 1999 and Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -- Years Ended December 31, 1999 and 1998; Consolidated Statements of Cash Flows -- Years Ended December 31, 1999 and 1998; and
          Notes to Consolidated Financial Statements -- Years Ended December 31, 1999 and 1998

     (b) Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:

          2.1  Amended Plan of Reorganization of The Rome Savings Bank.(1)
          3.1  Certificate of Incorporation of Rome Bancorp, Inc.(1)
          3.2  Bylaws of Rome Bancorp, Inc.(1)
          4.3  Form of Stock Certificate of Rome Bancorp, Inc.(1)
          10.1 Form of Employee Stock Ownership Plan of Rome Bancorp, Inc.(1)
          10.2 Form of Executive Employment Agreement, by and between Charles M. Sprock and Rome Bancorp, Inc.(1)
          10.3 Form of Benefit Restoration Plan of Rome Bancorp, Inc.(1)
          13.1 Annual Report to Shareholders for the Year Ended December 31,
               1999.
          21.1 Subsidiaries of the Registrant.(1)
          27.1 Financial Data Schedule. (Filed in electronic format only)
          ______________________
          (1) Incorporated herein by reference in the Registration Statement on Form SB-2 (Registration No. 333-80487), filed with the Securities and Exchange Commission on June 11, 1999, as amended.

     (c)  Reports on Form 8-K.

          None.

     This Form 10-KSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of Rome Savings and Rome Bancorp that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions, or the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from Rome Savings' or Rome Bancorp's operations and investments.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rome Bancorp, Inc.

By: /s/ Charles M. Sprock
    -------------------------------------------
         President, Chairman of the Board and
         Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                         Title                   Date
-------------------------  -----------------------------  --------------
/s/Charles M. Sprock       Chairman of the Board,          March 22, 2000
-------------------------  President and Chief
Charles M. Sprock          Executive Officer
                           (Principal Executive
                           Officer)

/s/ David C. Nolan          Treasurer and Chief            March 22, 2000
-------------------------  Financial Officer (Principal
David C. Nolan             Financial Officer)

/s/ Bruce R. Engelbert      Director                       March 22, 2000
-------------------------
Bruce R. Engelbert

/s/ David C. Grow           Director                       March 22, 2000
-------------------------
David C. Grow

/s/ Kirk B. Hinman          Director                       March 22, 2000
-------------------------
Kirk B. Hinman

/s/ T. Richard Leidig       Director                       March 22, 2000
-------------------------
T. Richard Leidig

/s/ Richard H. McMahon      Director                       March 22, 2000
-------------------------
Richard H. McMahon

/s/ Michael J. Valentine    Director                       March 22, 2000
-------------------------
Michael J. Valentine

/s/ Marion C. Scoville      Director                       March 22, 2000
-------------------------
Marion C. Scoville