Form 10QSB
period 2000-03-31
ROME BANCORP INC
filed 2000-05-15
CIK 1088144

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                ______________

                                  FORM 10-QSB

     (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

     [_] Transition report under Section 13 or 15(d) of the Exchange Act

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

     Yes X   No ____
         --

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 Outstanding at
                Class                            March 31, 2000
                -----                            --------------
     Common Stock, par value $.01                   3,400,776

     Transitional Small Business Disclosure Format (check one):

     Yes ____  No  X
                  ---

                              ROME BANCORP, INC.

               FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2000

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements............................................     1

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................     4

Part II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................    11

Item 2. Changes in Securities and Use of Proceeds.......................    11

Item 3. Defaults Upon Senior Securities.................................    11

Item 4. Submission of Matters to a Vote of Security Holders.............    11

Item 5. Other Information...............................................    11

Item 6. Exhibits and Reports on Form 8-K................................    11

Signatures

--------------------------------------------------------------------------------
Forward Looking Statements
--------------------------

     This Quarterly Report on Form 10-QSB contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of Rome Bancorp, Inc. and The Rome Savings Bank that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments; and depositor and borrower preferences.
--------------------------------------------------------------------------------

                       Rome Bancorp, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets
              (Unaudited, Dollars in thousands except share data)

                                                          March 31,            December 31,
                                                            2000                   1999
                                                       --------------        --------------
                          Assets
Cash & due from banks                                  $        6,340        $        8,431
Federal funds sold & other interest bearing deposits            5,254                 7,630
Securities available for sale, at fair value                   59,145                58,439
Securities held to maturity                                     1,344                 1,353
Loans                                                         145,852               143,288
Less: Allowance for loan loss                                  (1,798)               (1,776)
                                                       --------------        --------------
     Net loans                                                144,054               141,512
Premises and equipment, net                                     3,661                 3,739
Accrued interest receivable                                     1,581                 1,513
Other assets                                                    4,296                 4,210
                                                       --------------        --------------
Total assets                                           $      225,675        $      226,827
                                                       ==============        ==============

                    Liabilities & Equity
Liabilities:
Deposits:
Savings                                                $       78,993        $       77,867
Money market                                                    5,575                 5,817
Time                                                           74,327                77,165
Non-interest bearing                                           21,500                19,760
Other interest bearing                                          3,125                 2,913
                                                       --------------        --------------
     Total deposits                                           183,520               183,522
Other liabilities                                               3,631                 3,640
Due to broker                                                       0                 1,298
                                                       --------------        --------------
Total liabilities                                             187,151               188,460


Equity

Common Stock, $.01 par value, 5,000,000 shares
  authorized, 3,400,776 shares issued                              34                    34
Paid-in capital in excess of par value on common stock         10,214                10,214
Retained earnings                                              29,614                29,249
Unearned ESOP Shares                                             (855)                 (871)
     Accumulated other comprehensive income                      (483)                 (259)
                                                       --------------        --------------
     Total equity                                              38,524                38,367
                                                       --------------        --------------
Total liabilities & equity                             $      225,675        $      226,827
                                                       ==============        ==============

See accompanying notes to condensed consolidated financial statements

                       Rome Bancorp, Inc. and Subsidiary
                  Condensed Consolidated Statements of Income
             (Unaudited,  Dollars in thousands except share data)

                                                             For the Three Months Ended
                                                                      March 31,
                                                             2000                  1999
                                                         ------------------------------------
Interest income:
Loans                                                    $   2,960                 $  2,822
Securities                                                     832                      733
Other short-term investments                                    89                      175
                                                         ---------                 --------
Total Interest Income                                        3,881                    3,730

Interest expense on deposits                                 1,591                    1,733
                                                         ---------                 --------

Net Interest income                                          2,290                    1,997

Provision for loan losses                                        0                        0
                                                         ---------                 --------
Net interest income after
provision for loan losses                                    2,290                    1,997

Non-interest income                                            234                      254


Non-interest expenses:
Salaries and employee benefits                                 926                      920
Building, occupancy and equipment                              318                      349
ATM service fees                                                46                       44
Other                                                          422                      375
                                                         ---------                 --------
Total non-interest expenses                                  1,712                    1,688


Income before income taxes                                     812                      563
N.Y.S. & Fed. Income taxes                                     274                      174
                                                         ---------                 --------
Net income                                                     538                      389

Earnings per share - basic and diluted                        0.16                      N/A

See accompanying notes to condensed consolidated financial statements

                      Rome Bancorp Inc., and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                           (Unaudited, in thousands)

                                                                For the Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                2000                  1999
                                                               ------                ------
Cash flows operating activities:
Net Income                                                    $   538               $   389

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                                     124                   129

(Increase) decrease in accrued interest receivable                (68)                 (251)
Proceeds from sale of education loans                               0                   251

Amortization and accretion of premiums and discounts              (10)                    6
(Decrease) increase in other liabilities                           (9)                  (41)
Decrease (increase) in other assets                                63                   114

Allocation of ESOP shares                                          15                    --
                                                            ---------             ---------
Net cash provided by operating activities                         653                   597

Cash flows from investing activities:
Net (increase) decrease in loans                               (2,542)                 (391)

Proceeds from maturities and principal reductions of              288                 6,045
AFS securities
Purchases of AFS securities                                    (2,655)               (8,083)
Purchases of HTM securities                                      (522)                    0

Proceeds from maturities and principal reductions of              531                    52
HTM securities
Additions to premises and equipment                               (46)                 (101)
                                                            ---------             ---------
Net cash (used in) provided by investing activities            (4,946)               (2,478)


Cash flows from financing activities:
   Increase (decrease) in time deposits                        (2,838)                 (587)
   Increase (decrease) in other deposits                        2,836                 3,383
Dividends                                                        (172)                    0
                                                            ---------             ---------
Net cash (used in) provided by financing activities              (174)                2,796

Net increase (decrease) in cash and cash equivalents           (4,467)                  915

Cash and cash equivalents at beginning of year                 16,061                25,214
                                                            ---------             ---------

Cash and cash equivalents at end of quarter                   $11,594               $26,129
                                                            =========             =========

Cash paid during the period for:
Interest                                                      $ 1,591               $ 1,793
Income taxes                                                  $     2               $   374

See accompanying notes to condensed consolidated financial statements

                      Rome Bancorp, Inc. and Subsidiaries

      Notes to the Unaudited Condensed Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Rome Bancorp, Inc. (the "Company") and subsidiaries as of March 31, 2000 and December 31, 1999 and for the three month period ended March 31, 2000 and 1999. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10QSB and
Article 10 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

     Rome Bancorp, Inc. believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Rome Bancorp, Inc. (the "Company") is a Delaware stock holding company for The Rome Savings Bank (the "Bank "), a New York-chartered stock savings bank.
On October 6, 1999, the Bank, under an Amended Agreement and Plan of Reorganization, reorganized into a "two tiered" mutual holding company structure (the "Reorganization"). Under the Reorganization, (1) the Bank formed Rome, MHC (the "MHC"), a New York-chartered mutual holding company, which is the majority owner of the Company; (2) the Bank converted from a mutual savings bank to a stock savings bank and issued 100% of its capital stock to the Company; and (3) the Company issued shares of its common stock, $0.01 per share, at a price of $7.00 per share, in a stock offering (the "Offering") to eligible depositors of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). In the Offering, 1,598,365 shares of the Company's common stock, or 47% shares issued in the Reorganization, were sold to the Bank's eligible depositors and to the Company's ESOP, and 1,734,396 shares were issued to the MHC, or 51% of the shares issued in the Reorganization. In addition, 68,015 shares were issued to a charitable foundation, The Rome Savings Bank Foundation, which was formed as part of the Reorganization. Net proceeds of the Offering were approximately $8.8 million.

     The Company's sole business activity consists of the business of the Bank. The Company also invests in long and short-term investment grade marketable securities and other liquid investments. The Company's common stock is traded on the Nasdaq National Market System under the symbol "ROME."

     The Bank is a New York mutual savings bank, chartered in 1851 and is the only bank headquartered in Rome, New York. The Bank operates through 4 full service banking offices in Oneida County, New York - three of which are located in Rome and one in New Hartford, New York. At March 31, 2000, the Company had total assets of $225.7 million and total deposits of $183.5 million. The Bank is a community and customer oriented retail savings bank offering traditional deposit products, residential mortgage loans, commercial real estate, commercial and consumer loans. In addition, the Bank purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities, and other investments permitted by applicable laws and regulations. The Bank retains substantially all of the loans it originates, with the exception of the 30 year fixed-rate mortgages which it began to originate and sell under a program that was initiated in May, 1999.

     The Bank's revenues are derived principally from interest on loans and interest and dividends on investment securities. Its primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations. The Bank has not borrowed funds in recent years. The Bank's savings deposits are insured up to the maximum allowable amount by the Bank Insurance Fund of the FDIC and it is regulated by the New York State Department of Banking and the FDIC. Unless otherwise disclosed, the information presented in this Report on Form 10-QSB represents the activity of the Company and its subsidiaries.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999:

     Total assets at March 31, 2000 were $225.7 million versus $226.8 million at December 31, 1999, a decrease of $1.1 million or .5%. Cash and cash equivalents were $11.6 million at March 31, 2000 versus $16.1 million at December 31, 1999, a decrease of $4.5 million or 28.0%. The decrease in cash and cash equivalents was in large part due to a $2.5 million increase in loans to $144.1 million, and a $697,000 increase in investments.

     Net loans increased $2.5 million or 1.8% to $144.5 million at March 31, 2000 versus $141.5 million at December 31, 1999. Most of this growth occurred in the mortgage loan and consumer loan portfolios. The mortgage loan portfolio increased $3.1 million or 3.2% to $101.5 million while the consumer loan portfolio increased by $1.4 million or 5.7% to $26.4 million. The growth in mortgage loans resulted from a $4.6 million or 13.9% increase in commercial real estate loans to $37.6 million. These increases were partially offset by a $2.0 million or 9.97% decrease in commercial loans, principally demand loans.

     Securities were $60.5 million versus $59.8 million at December 31, 1999. This increase reflects a growth in the securities portfolio of $1.3 million during the quarter offset in part by a decrease in the market value of the Company's available for sale securities portfolio. At March 31, 2000, the Company had an unrealized loss of $805,000 versus an unrealized loss of $433,000 at December 31, 1999 which resulted in a $372,000 decrease in the market value of these securities. The decrease was caused by the general increase in market interest rates during this period which had an adverse impact on the price of the Company's investment securities.

     Total deposits were $183.5 million at both March 31, 2000 and December 31, 1999. A $2.8 million or 3.7% decrease in time deposits to $74.3 million at March 31, 2000 was offset by $1.7 million increase in noninterest bearing deposits and a $1.1 million increase in savings deposits.

     Total stockholders equity increased $157,000 or .4% to $38.5 million from $38.4 million at December 31, 1999 primarily as a result of earnings of $538,000 for the three months ended March 31, 2000 partially offset by a $224,000 after-tax increase in the unrealized loss in our available for sale securities and a $172,000 payment of dividends.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999:

General

     Net income for the three months ended March 31, 2000 was $538,000 which was an increase of $149,000 or 38.3% from $389,000 for the three months ended March 31, 1999. This increase resulted primarily from a $293,000 increase in net interest income, partially offset by a $20,000 decrease in service charges and fees, a $24,000 increase in non-interest expense, and a $100,000 increase in income taxes. The increase in net interest income was caused by a $151,000 increase in interest income primarily as a result of the growth in loans and a $142,000 decrease in interest expense resulting from a decrease in rate on deposits as well as a decline in the average deposit balances outstanding. The increase in income taxes reflects the higher pre-tax income for the quarter ended March 31, 2000 in comparison to the same period in 1999.

Interest Income

     Total interest income was $3.9 million for the quarter ended March 31, 2000 an increase of $151,000 or 4.0% in comparison to $3.7 million for the quarter ended March 31, 1999. Total interest income increased $166,000 or 4.4% to $3.98 million, from $3.82 million for the three months ended March 31, 1999 after giving effect to the reduction of income taxes from interest earned on municipal securities. The increase in interest income occurred as a result of an increase in average earning assets of $1.7 million to $208.7 million at March 31, 2000 in comparison to $207.0 million at March 31, 1999 as well as an increase in the yield on the Company's earning assets to 7.67% for the three months ended March 31, 2000 from 7.47% for the three months ended March 31, 1999. The increase in the yield on the Company's earning assets reflected the general increase in market yields over the last several quarters.

Interest Expense

     Total interest expense decreased $142,000 or 8.19% to $1.59 million for the three months ended March 31, 2000 in comparison to the same period last year. The decrease in interest expense was attributable to a decline in the cost of interest bearing liabilities to 3.95% for the three months ended March 31, 2000 from 4.16% for the same three months in 1999 as well as a $7.1 million or 4.2% decline in their average balance to $161.8 million for the three months ended March 31, 2000 from the same period last year. The cost of time deposits dropped $162,000 to $929,000 compared with $1.1 million for the same period in 1999 as a result of a drop in the average cost of time deposits to 4.95% for the three months ended March 31, 2000 from 5.26% for the same period in 1999 and as a result of a $8.7 million decline in the average balance of time deposits to $75.4 million for the three months ended March 31, 2000 from $84.1 million for the same period in 1999. The drop in the average cost of time deposits and the reduction in average balances reflected management's decision not to raise the rates paid on time deposits in line with the competition. The decrease in the cost of time deposits was partially offset by a $32,000 increase in the cost of all other interest bearing deposits due principally to a $1.5 million increase in the average balance of savings deposits to $78.2 million.

Net Interest Income

     Net interest income for the three months ended March 31, 2000 increased $293,000 or 14.7% to $2.3 million. Net interest income on a tax equivalent basis for the three months ended March 31, 2000 increased $308,000 or 14.8% to $2.4 million from $2.1 for the same period in 1999. Net interest income changes are the result of the changes in interest income and interest expense discussed above. Net interest margin, represented by net interest income divided by average total interest-bearing assets, increased 53 basis points to 4.61% from 4.08% for the same period in 1999.

Provision for Loan Losses

     The Company did not make any provision for loan losses in the quarter ended March 31, 2000 nor the same period in 1999. Management's decision not to add to its loan loss allowance was based on the relatively low levels of non performing loans in comparison to recent years, the relatively high level of the allowance to non-performing loans and total loans at March 31, 2000 and other factors. Management believes the March 31, 2000 allowance for loans losses to be adequate at 1.23% of total loans.

Noninterest Income

     Noninterest income decreased $20,000 or 7.9% to 234,000 for the three months ended March 31, 2000 in comparison to $254,000 for the same period in 1999. The decrease was principally the result of the collection of $66,000 of accrued interest and late fees on a previously charged off commercial loan for the quarter ended March 31, 1999. This income was partially offset by higher checking service, loan commitment, and ATM surcharge fees.

Noninterest Expense

     Noninterest expense increased $24,000 or 1.4% to $1.71 million for the three months ended March 31, 2000 in comparison to $1.69 million for the same period in 1999. Other expenses increased $47,000 for the first quarter of 2000 in comparison to the same period last year primarily because of the incurrence of expenses related to being a publicly held stock institution. This increase was partially offset by a $31,000 decline in building, occupancy and equipment costs to $318,000 for the three months ended March 31, 2000 from the same period in 1999.

Income Taxes

     Income tax expense increased $100,000 to $274,000 for the three months ended March 31, 2000 in comparison to the same period last year. This increase reflected the higher pretax income for the first quarter of 2000 of $812,000 versus $563,000 for the same period in 1999.

Liquidity and Capital Resources

     The Bank's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.5 million. At March 31, 2000, the Bank had no outstanding borrowings.

     Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

     The Bank's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the three months ending March 31, 2000, we originated loans of approximately $10.4 million and during the three months ending March 31, 1999 we originated loans of approximately $7.2 million. Purchases of investment securities were $1.9 million for the three months ending March 31, 2000 and $4.1 million for the same period in 1999.

     At March 31, 2000, Rome Savings had loan commitments to borrowers of approximately $3.3 million, and available letters and lines of credit of approximately $6.1 million. Total deposits remained essentially unchanged at $183.5 million.

     Time deposit accounts scheduled to mature within one year were $54.0 million at March 31, 2000. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Rome Savings. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Bank monitors its liquidity needs.

Therefore the Bank may in order to minimize its cost of funds, consider borrowings from the Federal Home Loan Bank in the future.

     At March 31, 2000, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at March 31, 2000 was $38.5 million, and $33.7 million
respectively or 17.1% and 15.0% of average assets respectively.   In order to be
classified as "well-capitalized" by the FDIC the Bank is required to have leverage (Tier 1) capital of $11.2 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a risk-based total capital ratio of 10.0%. At March 31, 2000 the Bank had a risk-based total capital ratio of 26.0%.

We do not anticipate any material capital expenditures, nor do we have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Impact of Enactment of the Gramm-Leach-Bliley Act

     On November 12, 1999, President Clinton signed the Gramm-Leach Bliley Act (the "Act"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the Act (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers,
(ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Reinvestment Act, (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

     The Act also requires financial institutions to disclose, on ATM machines, any non-customer fees and to disclose to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, financial institutions will have until December 31, 2004 to provide such notices.

     The FDIC has recently proposed regulations implementing the privacy protection provisions of the Act. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers'
"nonpublic personal information" by November 13, 2000.   We would be required to
disclose our privacy policy, including identifying with whom we share
"nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, we would be required to provide our customers with the ability to "opt-out" of having us share their personal information with unaffiliated third parties. We currently have a privacy protection policy in place and intend to review and amend that policy, if necessary, for compliance with the regulations when they are adopted in final form.

The Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information.

     We do not believe that the Act will have a material adverse affect upon our operations in the near term. However, to the extent the Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8K

               (a) Exhibit 27 - Financial Data Schedule*
               (b) Reports on Form 8-K
                   None

         *Submitted only with filing in electronic format.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ROME BANCORP, INC.


                                   By: /s/ Charles M. Sprock
                                       -------------------------------------
                                       Charles M. Sprock
                                       President and Chief Executive Officer

                                   By: /s/ David C. Nolan
                                       -------------------------------------
                                       David C. Nolan
                                       Treasurer and Chief Financial Officer



Date: May 12, 2000