Form 10QSB
period 2000-06-30
ROME BANCORP INC
filed 2000-08-14
CIK 1088144

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB

     (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of      1934

     For the quarterly period ended June 30, 2000

     [  ] Transition report under Section 13 or l5(d) of the Exchange Act

     For the transition period from           to
                                    ---------    ---------

                       Commission file number 000-27481

                               Rome Bancorp, Inc.
       (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                           16-1573070
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

     Yes  X   No
         ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                         Outstanding at
          Class                          June 30, 2000
          -----                          -------------
     Common Stock, par value $.01          3,230,776
     Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                    ---   ---

                               ROME BANCORP, INC.
                FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----

Part I - FINANCIAL INFORMATION                                           3

Item 1. Financial Statements                                             3

Item 2. Management's Discussion and Analysis                             8

Part II - OTHER INFORMATION                                             16

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders             16

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                               Rome Bancorp, Inc.
                       Consolidated Statement of Condition
                    As of June 30, 2000 and December 31, 1999
                 ( Dollars in thousands, except per share data)


                                                                                             June 30,                  December 31
                                                                                               2000                       1999
                                                                                           (Unaudited)
                                                                                          -------------                -----------

                    Assets
Cash & due from banks                                                                            5,681                      8,431
Federal funds sold & other interest bearing deposits                                             8,485                      7,630
Securities available for sale, at fair value                                                    55,317                     58,439
Securities held to maturity                                                                      1,839                      1,353
Loans                                                                                          147,182                    143,288
Less: Allowance for loan loss                                                                   (1,799)                    (1,776)
                                                                                                ------                     ------
     Net loans                                                                                 145,383                    141,512
Premises and equipment, net                                                                      3,561                      3,739
Accrued interest receivable                                                                      1,540                      1,513
Other assets                                                                                     4,188                      4,210
                                                                                                 -----                      -----
Total assets                                                                                  $225,994                   $226,827
                                                                                          =============              =============


              Liabilities & Equity
Liabilities :
Deposits:
Savings                                                                                         79,383                     77,867
Money market                                                                                     7,368                      5,817
Time                                                                                            71,652                     77,165
Non-interest bearing                                                                            23,211                     19,760
Other interest bearing                                                                           2,718                      2,913
                                                                                                 -----                      -----
     Total deposits                                                                            184,332                    183,522
Other liabilities                                                                                3,700                      3,640
Due to broker                                                                                      554                      1,298
                                                                                                   ---                      -----
Total liabilities                                                                              188,586                    188,460
                                                                                               -------                    -------

Equity
Common Stock, $.01 par value, 5,000,000 shares authorized, 3,400,776 shares issued, outstanding 3,230,776 shares as of June 30, 2000 and 3,434,776 shares
as of December 31, 1999                                                                             34                         34
Paid-in capital in excess of par value on common stock                                          10,214                     10,214
Retained earnings                                                                               29,820                     29,249
Unearned ESOP Shares                                                                              (840)                      (871)
Treasury Stock (170,000 shares as of June 30, 2000)                                             (1,147)                      ----
Unearned compensation                                                                             (350)                      ----
Accumulated other comprehensive income (loss)                                                     (323)                      (259)
                                                                                                  ----                       ----
     Total equity                                                                               37,408                     38,367
                                                                                                ------                     ------

Total liabilities & equity                                                                    $225,994                   $226,827
                                                                                          =============              =============

                               Rome Bancorp, Inc.
                          Consolidated Income Statement
            For the Three and Six Months Ended June 30, 2000 and 1999
            (Unaudited, Dollars in thousands, except per share data)


                                                       For the three months ended                For the six months ended
                                                                June 30,                                  June 30,
                                                   ----------------------------------       -----------------------------------
                                                        2000                1999               2000                    1999
                                                   --------------       -------------       ------------           ------------

Interest income:
Loans                                                 $2,995              $2,782               $5,955                 $5,605
Securities                                               796                 699                1,628                  1,432
Other short-term investments                             113                 218                  201                    392
                                                         ---                 ---                  ---                    ---
Total Interest Income                                  3,904               3,699                7,784                  7,429

Interest expense on deposits                           1,583               1,727                3,174                  3,460

Net interest income before
provision for loan losses                              2,321               1,972                4,610                  3,969

Provision for loan losses                                  0                   0                    0                      0
                                                           -                   -                    -                      -
Net interest income after provision
for loan losses                                        2,321               1,972                4,610                  3,969

Other Income:
Net gain (loss) on sale of securities                    (86)                265                  (86)                   265
Service charges & fees                                   256                 197                  490                    451
                                                         ---                 ---                  ---                    ---
Total other income                                       170                 462                  404                    716


Non-interest expenses:
Salaries and employee benefits                           904                 899                1,830                  1,819
Building, occupancy and equipment                        311                 304                  629                    653
ATM service fees                                          57                  47                  104                     90
Other                                                    734                 373                1,154                    749
                                                         ---                 ---                -----                    ---
Total non-interest expenses                            2,006               1,623                3,717                  3,311


Income before income taxes                               485                 811                1,297                  1,374
Income taxes                                              95                 279                  369                    453
                                                          --                 ---                  ---                    ---
Net income                                              $390                $532                 $928                   $921
                                                        ====                ====                 ====                   ====

Basic and diluted earnings per share                   $0.12                                    $0.29
Weighted average number of shares                  3,164,200                                3,220,277

                             The Rome Bancorp, Inc.
           Consolidated Statements of Equity and Comprehensive Income
                     For the Six Months Ended June 30, 2000
                            (Unaudited, in thousands)


                                                                                                Accumulated
                                              Additional                                           Other
                                     Common    Paid-In    Retained   Treasury     Unearned    Comprehensive   Unearned
                                     Stock     Capital    Earnings     Stock    Compensation     Income      ESOP Share:   Total
                                    -------   ---------  ---------   ---------  ------------  -------------  -----------  ---------

Balance at December 31, 1999            $34     $10,214    $29,249          $0            $0       ($259)          ($871)   $38,367
Comprehensive income:
   Net income                                                  928                                                              928
   Other Comprehensive income                                                                        (64)                       (64)
                                                                                                                           ---------
Total comprehensive income                                                                                                      864
Purchase of Treasury Stock                                              (1,518)                                              (1,518)
Stock awarded under Recognition
& Retention Plan                                               (21)        371          (350)                                     0
Dividends declared                                            (335)                                                            (335)

ESOP shares released for
allocation                                                      (1)                                                   31         30
                                    -------   ---------  ---------   ---------     ---------    --------      ----------  ---------
Balances at June 30, 2000               $34     $10,214    $29,820     ($1,147)        ($350)      ($323)          ($840)   $37,408
                                        ===     =======    =======     =======         =====       =====           =====    =======

                                Rome Bancorp Inc.
                      Statement Of Consolidated Cash Flows
            For the Six Months Ended June 30, 2000 and June 30, 1999
                            (Unaudited, in thousands)

                                                                                                        2000               1999
                                                                                                        ----               ----
Cash flows operating activities:
       Net Income                                                                                       $928               $921
       Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                                                     245                259
       Increase in accrued interest receivable                                                           (27)               (36)
       Net loss (gain) on sales of securities                                                             86               (265)
       Net  (gains) losses on sale of real estate owned                                                    1                (35)
       Amortization and accretion of premiums and discounts                                              (23)                 8
       Increase in other liabilities                                                                      60                118
       Increase in other assets                                                                          (54)              (245)
       Allocation of ESOP shares                                                                          30                 --
                                                                                                  ----------        -----------
            Net cash provided by operating activities                                                  1,246                725

Cash flows from investing activities:
Net increase in loans                                                                                 (4,201)            (1,827)
       Proceeds from sale of education loans                                                             266                539
       Proceeds from sales of AFS securities                                                           2,532                806
       Proceeds from maturities and principal reductions of AFS securities                             4,775             15,342
       Purchases of AFS securities                                                                    (5,099)           (20,640)
       Purchases of HTM securities                                                                    (1,040)                 0
       Proceeds from maturities and principal reductions of HTM securities                               554                116
       Proceeds from sale of real estate owned                                                           182                160
       Additions to premises and equipment                                                               (67)              (165)
                                                                                                  ----------        -----------
            Net cash used in investing activities                                                     (2,098)            (5,669)

Cash flows from financing activities:
       Dividends paid                                                                                   (335)                --
       Decrease in time deposits                                                                      (5,513)            (1,850)
       Increase  in other deposits                                                                     6,323              4,976
       Purchase of Treasury Stock                                                                     (1,518)                --
                                                                                                  ----------        -----------
            Net cash (used in) provided by financing activities                                       (1,043)             3,126

                                                                                                  ----------        -----------
Net increase (decrease) in cash and cash equivalents                                                  (1,895)            (1,818)

Cash and cash equivalents at beginning of period                                                      16,061             25,214
                                                                                                  ----------        -----------
Cash and cash equvalents at end of period                                                            $14,166            $23,396
                                                                                                  ==========        ===========

Supplemental disclosure of cash flow information:
       Non-cash investing activities:
          Change in securities purchased not settled                                                    (744)            (4,026)
          Transfer of loans to  real estate owned                                                         64                 34
       Cash paid during the period for:
          Interest                                                                                     3,174              3,460
          Income taxes                                                                                   270                571

                              ROME BANCORP, INC.
             Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Rome Bancorp, Inc. (the "Company") and subsidiaries as of June 30, 2000 and December 31, 1999 and for the three and six month periods ended June 30, 2000 and 1999. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-QSB and Article 10 of Regulation S-X.   Accordingly, they do not include all
of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

     Rome Bancorp, Inc. believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)  Reorganization to Mutual Holding Company

     On October 6, 1999, under the Amended Agreement and Plan of Reorganization of The Rome Savings Bank (the "Bank"), approved by the Bank's depositors at a Special Meeting held on September 29, 1999, the Bank completed its reorganization from a New York mutual savings bank to a New York mutual holding company, whereby the Bank converted to a stock savings bank and became a wholly-owned subsidiary of the Company, a Delaware corporation and a majority-owned subsidiary of Rome, MHC, a New York mutual holding company (the "MHC"). In connection with the reorganization, the Company sold 1,598,355 shares at a price of $7.00 per share to the Bank's eligible depositors and to the Rome Bancorp, Inc. Employee Stock Ownership Plan, and issued 1,734,396 shares to the MHC. In addition, 68,015 shares were issued to The Rome Savings Bank Foundation. The Company's common stock trades on the Nasdaq National Market under the Symbol "ROME."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Rome Bancorp, Inc. (the "Company") is a Delaware stock holding company for The Rome Savings Bank (the "Bank "), a New York-chartered stock savings bank.
On October 6, 1999, the Bank, under an Amended Agreement and Plan of Reorganization, reorganized into a "two tiered" mutual holding company structure (the "Reorganization"). Under the Reorganization, (1) the Bank formed Rome, MHC (the "MHC"), a New York-chartered mutual holding company, which is the majority owner of the Company; (2) the Bank converted from a mutual savings bank to a stock savings bank and issued 100% of its capital stock to the Company; and (3) the Company issued shares of its common stock, $0.01 par value per share, at a price of $7.00 per share, in a stock offering (the "Offering") to eligible members of the Bank and to the Company's Employee Stock Ownership Plan ("ESOP"). In the Offering, 1,598,365 shares of the Company's common stock, or 47% shares issued in the Reorganization, were sold to the Bank's eligible depositors and to the Company's ESOP, and 1,734,396 shares were issued to the MHC, or 51% of the shares issued in the Reorganization. In addition, 68,015 shares were issued to a charitable foundation, The Rome Savings Bank Foundation, which was formed as part of the Reorganization. Net proceeds of the Offering were approximately $8.8 million.

     The Company's sole business activity consists of the business of the Bank. The Company also invests in long and short-term investment grade marketable securities and other liquid investments. The Company's common stock is traded on the Nasdaq National Market System under the symbol "ROME."

     The Bank is a New York mutual savings bank, chartered in 1851 and is the only bank headquartered in Rome, New York. The Bank operates through 4 full service banking offices in Oneida County, New York - three of which are located in Rome and one in New Hartford, New York. At June 30, 2000, the Company had total assets of $226 million and total deposits of $184 million. The Bank is a community and customer oriented retail savings bank offering traditional deposit products, residential mortgage loans, commercial real estate, commercial and consumer loans. In addition, the Bank purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities, and other investments permitted by applicable laws and regulations.

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

Forward - looking Statements:

    Statements included in this review and in future filings by Rome Bancorp, Inc. with the Securities and Exchange Commission, in Rome Bancorp, Inc. press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp, Inc. wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp, Inc. actual results, and could cause Rome Bancorp, Inc. actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) certain vendors of critical systems or services failing to comply with Year 2000 programming issues, (5) changes in the regulatory environment, and (6) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999:

          Total assets at June 30, 2000 were $226.0 million virtually unchanged from $226.8 million at December 31, 1999. Securities were $57.2 million at June 30, 2000 versus $59.8 million at December 31, 1999, a decrease of $2.6 million or 4.4%. The decrease was attributable to a portion of the securities maturing during the period being reinvested in more profitable loans.

          Net loans increased $3.9 million or 2.8% to $145.4 million at June 30, 2000 versus $141.5 million at December 31, 1999. Most of this growth occurred in consumer loans and commercial real estate loans. The consumer loan portfolio increased by $3.0 million or 12.1% to $27.9 million at June 30, 2000 while commercial real estate loans increased $4.4 million or 13.3% to $37.4 million. The growth in the consumer loan portfolio was principally the result of the Bank's efforts to strengthen its dealer referral program for new and used vehicles while the majority of the growth in commercial real estate lending was due to the Bank's ongoing marketing efforts to potential business customers. Partially offsetting this growth was declines of $2.1 million in other mortgage loans, principally residential loans, to $63.3 million, and $1.4 million in
commercial loans to $18.6 million.   These declines reflect normal seasonal and
cyclical fluctuations rather than any change in lending emphasis.

     Total deposits increased $800,000 or .4% to $184.3 million at June 30, 2000 versus $183.5 million at December 31, 1999. While deposits in total remained essentially unchanged, time deposits decreased $5.5 million or 7.1% to $71.7 million at June 30, 2000 from $77.2 million at December 31, 1999. The decrease in time deposits reflects management's decision to not follow competitive pressures to raise the rates paid on new and renewing deposits in order to control its cost of funds and net interest margin. Offsetting the decline in time deposits was a $3.4 million or 17.2% increase in non-interest bearing checking accounts to $23.2 million at June 30, 2000 as well as a $1.5 million or 1.9% increase in savings deposits to $79.4 million at June 30, 2000 and a $1.6 million or 27.6% increase in money market deposits to $7.4 million. The increases in savings and money market deposits principally reflect transfers of maturing time deposits to these accounts while the increase in non-interest bearing checking reflects the Bank's continued efforts to promote these accounts to consumers.

          Stockholder's equity decreased $1.0 million or 2.6% to $37.4 million at June 30, 2000 from $38.4 million at December 31, 1999 due primarily to the Company's stock repurchase program and shares purchased by the Recognition and Retention Plan Trust ("RRP Trust") in the second quarter. During the quarter ended June 30, 2000, the Company repurchased 170,000 shares of its common stock at a cost of $1.1 million. The Company received approval from the New York Superintendent of Banks in the second quarter to conduct the stock repurchase program and holds the shares repurchased as treasury shares. During the quarter ended June 30, 2000, 49,991 shares of the Company's common stock were purchased in the open market by the RRP Trust at a weighted average price of $7.42 per share to satisfy restricted stock awards under the Rome Bancorp, Inc. Recognition and Retention Plan ("RRP") approved by the Company's stockholders at the Company's annual meeting on May 3, 2000. The aggregated purchase price of all unvested shares acquired by the RRP Trust is reflected as a reduction of stockholder's equity as unearned compensation. At June 30, 2000 the cost of all unvested shares was $371,000. Stockholder's equity also decreased as a result of the payment of $335,000 in dividends and a $64,000 decrease in accumulated other comprehensive income for the six months ended June 30, 2000 related to the reduction in the market value of the Company's available for sale securities net
of related taxes.   Partially offsetting these decreases, were earnings of
$928,000 for the six months ended June 30, 2000, and the release of unallocated ESOP shares for $30,000.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and June 30, 1999

General

          Net income for the three months ended June 30, 2000 was $390,000 or $.12 per share, representing a decrease of $142,000 or 26.7% compared to $532,000 for the same period in 1999. Comparable earnings per share for the three months and year to date periods ended June 30, 1999 are not applicable as this was prior to the formation of the Company as a public entity. The decrease in earnings resulted primarily from a $383,000 increase in non-interest expense, and a $292,000 decrease in non-interest income partially offset by a $349,000 increase in net interest income and a $184,000 decrease in income taxes.

Interest Income

          Total interest income increased $205,000 to $3.9 million for the three months ended June 30, 2000, an increase of 5.5% from $3.7 million for the three months ended June 30, 1999. Total interest income increased $214,000 or 5.6% to $4.0 million, from $3.8 million for the three months ended June 30, 1999 after giving effect to the reduction of income taxes from interest earned on municipal securities. The increase in interest income reflected an increase in the yield on earning assets to 7.70% for the three months ended June 30, 2000 from 7.32% for the same period last year. The increase in interest income occurred primarily as a result of a shift of approximately $11.0 million in federal funds sold and interest bearing deposits to higher yielding loans and investments.

          The average balance of net loans increased $9.2 million or 6.8% to $144.5 million for the three months ended June 30, 2000 from $135.3 million for the same period in 1999. The yield on loans increased marginally to 8.29% for the three months ended June 30, 2000 from 8.25% for the same period last year.

          The average balance of investments for the three months ended June 30, 2000 was $57.3 million, an increase of $3.3 million from $54.0 million for the three months ended June 30, 1999. The yield on the investment portfolio increased to 6.30% for the three months ended June 30, 2000 from 5.89% for the year earlier period reflecting the general increase in market rates, the sale and reinvestment of $3.0 million of securities and the Company's continued efforts to reinvest into higher yielding securities as current securities mature.

Interest Expense

          Total interest expense decreased $144,000 or 8.3% to $1.6 million for the three months ended June 30, 2000 in comparison to the same period last year. The decrease in average interest expense was a result of a $9.2 million decline in the average balance of interest bearing liabilities to $161.0 million for the three months ended June 30, 2000 from $170.3 million for the three months ended June 30, 1999, combined with a decrease in their cost to 3.95% for the three months ended June 30, 2000 from 4.07% for the same period last year. The decrease in interest bearing liabilities was primarily a result of a $10.7 million decline in certificates of deposit to $72.5 million for the quarter ended June 30, 2000 from $83.2 million for the same period in 1999. The decrease in the average cost of interest-bearing liabilities was primarily a result of decline in the cost of certificates of deposit to 5.01% for the quarter ended June 30, 2000 from 5.11% for the quarter ended June 30, 1999. The decline in the cost of certificates of deposit reflects management's decision to not follow competitive pressures to raise the rates paid on new and renewing deposits.

Net Interest Income

          Net interest income for the three months ended June 30, 2000 increased $349,000 or 17.7% to $2.3 million. Net interest income on a tax equivalent basis for the three months ended June 30, 2000 increased $358,000 or 17.3% to $2.4 million from $2.1 million for the same period in 1999. Net interest income changes are the result of the changes in interest income and interest expense discussed above. Net interest margin, represented by net interest income divided by average total interest-bearing assets, increased 67 basis points to 4.65% from 3.98% for the same period in 1999.

Provision for Loan Losses

          The Company did not make any provision for loan losses in the quarter ended June 30, 2000, nor the same period in 1999. The Bank's provision for loan losses reflects management's assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions, and other relevant factors in order to maintain the allowance for
loan losses at adequate levels to provide for probable losses.   Management
believes the June 30, 2000 allowance for loans losses to be adequate at 1.22% of total loans.

Non-interest Income

     Non-interest income decreased $292,000 or 63.2% to $170,000 for the three months ended June 30, 2000 in comparison to $462,000 for the same period in 1999. The decrease in non-interest income was caused by the Company incurring losses of $86,000 on the sale of investment securities during the three months ending June 30, 2000 versus $265,000 of gains on the sale of investment securities during the same period in 1999, offset in part by a $59,000 increase in service charges and fees from $197,000 for the three months ending June 30, 1999 to $256,000 for the same period in 2000. The loss on the sale of securities during the three months ended June 30, 2000 reflected management's decision to sell $2.5 million in US Treasury Notes and mortgage backed securities in order to reinvest the proceeds in higher yielding corporate securities. The gain on securities during the quarter ending June 30, 1999 was from the sale of a portion of the Company's investment in an institutional mutual fund.


Non-interest Expense

     Non-interest expense increased $383,000 or 23.6% to $2.0 million for the three months ended June 30, 2000 in comparison to $1.6 million for the same period in 1999. The increase in non-interest expense was caused primarily by the incurrence of $197,000 in consulting fees as well an increase of $129,000 in legal, accounting, and directors fees as a result of the Company becoming a publicly held corporation in October 1999. The consulting fees were for formation of a Real Estate Investment Trust as well as for assistance in improving the Company's operating efficiency. Fees paid for improving the Company's operating efficiency are expected to eventually lower the Company's non-interest expense, as well as to improve its non-interest income and net interest income.

Income Taxes

     Income tax expense decreased $184,000 to $95,000 for the three months ended June 30, 2000 in comparison to the same period last year. The decrease in the Company's income tax expense was caused by $326,000 decrease in pre-tax income as well as a reduction in the effective tax rate from 34.4% for the quarter ended June 30, 1999 to 19.6% for the quarter ending June 30, 2000. The drop in the effective tax rate reflects the formation of a Real Estate Investment Trust during the second quarter of 2000, as well as an increase in the proportion of non-taxable municipal investment interest income to total pre-tax income during the quarter ended June 30, 2000 in comparison to the quarter ended June 30, 1999.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and June 30, 1999:

General

     Net income for the six months ended June 30, 2000 totaled $ 928,000 or $.29 per share, an increase of $7,000 from $921,000 for the six months ended June 30, 1999. As noted above, comparable earnings per share for the year to date periods ended June 30, 1999 are not applicable as this was prior to the formation of the Company as a public entity. The earnings increase resulted primarily from a $641,000 increase in net interest income and an $84,000 decrease in income taxes, partially offset by a $312,000 decrease in non-interest income and a $406,000 increase in non-interest expense.

Interest Income

     Total interest income increased by $355,000 or 4.8% for the six months ended June 30, 2000 to $7.8 million, from $7.4 million for the six months ended June 30, 1999. Total interest income on a tax equivalent basis increased by $379,000 or 5.0% for the six months ended June 30, 2000 to $8.0 million, from $7.6 million for the six months ended June 30, 1999. The increase in interest income reflected an increase in the yield on earning assets to 7.68% for the six months ended June 30, 2000 from 7.39% for the same period last year. As noted earlier, the increase in the yield on the Company's earning assets to a large extent reflected a redeployment of funds from federal funds sold and interest bearing deposits to higher yielding loans and investments. The average balance of federal funds sold and interest bearing deposits decreased by $9.9 million during the six months ended June 30, 2000 as compared to the same period last year.

     The average balance of net loans increased $8.3 million to $143.6 million for the six months ended June 30, 2000 in comparison to the year earlier period. The average yield was virtually unchanged at 8.34% versus 8.36% for the six
months ended June 30, 1999.   The average balance of investment securities was
$58.6 million for the six months ended June 30, 2000, an increase of $3.1 million from the year earlier period. The yield on these securities also increased to 6.30% for the six months ending June 30, 2000 from 5.89% for the year earlier period. The increase in yield reflected both the general increase in market rates and the Company's efforts to reinvest maturing and sold securities into higher yielding investments.

Interest Expense

     Total interest expense decreased $286,000 or 8.3% to $3.2 million for the six months ended June 30, 2000 compared with $3.5 million for the six months ending June 30, 2000. The decrease in interest expense was a result of an $8.2 million decline in the average balance of interest bearing liabilities to $161.4 million for the six months ended June 30, 2000 from $169.6 million for the six months ended June 30, 1999, combined with a decrease in their cost to 3.95% for the six months ended June 30, 2000 from 4.11% for the same period last year.
The decrease in interest bearing liabilities was primarily a result of a $9.7 million decline in the average balance of certificates of deposits to $74.0 million for the six months ended June 30, 2000 from $83.7 million for the same period in 1999. The decrease in the average cost of interest-bearing liabilities was like the quarter ended June 30, 2000, primarily a result of decline in the cost of certificates of deposits. For the six months ended June 30, 2000, the average cost of certificates of deposit fell to 4.98% from 5.18% for the same period in 1999.

Net Interest Income

     Net interest income for the six months ended June 30, 2000 increased $641,000 or 16.2% to $4.6 million. Net interest income on a tax equivalent basis for the six months ended June 30, 2000 increased $664,000 or 16.0% to $4.8 million. Net interest margin for the six months ended June 30, 2000 increased 60 basis points to 4.63% from 4.03% for the six months ended June 30, 1999.

Provision for Loan Losses

     The Company did not make any provision for loan losses for the six months ended June 30, 2000, nor for the same period in 1999. As noted under the discussion for the three months ended June 30, 2000 in comparison to June 30, 1999, the Bank's provision for loan losses reflects management's assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions, and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for probable losses.

     Future provisions for loan losses will continue to be based upon our assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at adequate levels to provide for estimated losses.

Non-interest Income

     Total non-interest income decreased $312,000 or 43.6% to $404,000 for the six months ended June 30, 2000 from $716,000 for the six months ended June 30,
1999.   The decrease was the result of the aforementioned $86,000 security loss for the six months ended June 30, 2000 in comparison to the $265,000 gain for the same period in 1999 offset in part by a $39,000 increase in service charges and fees to $490,000 for the six months ended June 30, 2000 from $451,000 for the same period in 1999. The increase in service charges and fees was principally attributable to higher checking and ATM fees.

Non-interest Expense

     Total non-interest expense increased $406,000 or 12.3% to $3.7 million for the six months ended June 30, 2000 from $3.3 million for the six months ended June 30, 1999. The increase principally reflected the incurrence of $226,000 in consulting fees for the aforementioned formation of a Real Estate Investment Trust as well as for assistance in improving the Company's operating efficiency. It also reflected $168,000 increase in legal, accounting, and directors fees as a result of the Company becoming a publicly held corporation in the fourth quarter of last year.

Income Taxes

     Income tax expense decreased to $369,000 for the six months ended June 30, 2000 from $453,000 for the same period in 1999. The decrease reflected a $77,000 decrease in pre-tax income as well as a reduction in the effective tax rate from 33.0% for the six months ended June 30, 1999 to 28.5% for the same period in 2000. The drop in the effective tax rate reflects the formation of a Real Estate Investment Trust during the second quarter of 2000.

Liquidity and Capital Resources

     The Bank's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At June 30, 2000, the Bank had no outstanding borrowings.

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

     The Bank's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For both the three months ended June 30, 2000 and the three months ended June 30, 1999, the Company originated approximately $7.9 million of loans. Purchases of investment securities were $3.0 million for the three months ending June 30, 2000 and $12.6 million for the same period in 1999. The decrease in purchases of investment securities for the three months ended June 30, 2000 versus the same period in 1999, primarily reflects a decrease in investment maturities and sales during the three months ending June 30, 2000 in comparison to the same period in 1999.

     At June 30, 2000, Rome Savings had loan commitments to borrowers of approximately $5.9 million, and available letters and lines of credit of approximately $5.9 million. Total deposits were $184.3 million at June 30, 2000, a decrease of $8.0 million from $192.3 million at June 30, 1999. The decrease in deposits reflects a reduction in time deposits of $11.2 million offset, in part, by an increase of $2.6 million in non-interest bearing checking deposits. The decrease in time deposits was, as previously noted, a result of management's decision to not follow competitive pressures to raise the rates paid on new and renewing deposits in order to control its cost of funds and net interest margin. The growth in non-interest bearing checking reflects management's decision to promote this source of funding. The net decrease in deposits was offset by the growth in the shareholder's equity which increased $8.4 million to $37.4 million from $29.0 million at June 30, 1999 largely as a result of the Company's equity offering related to it becoming a public company in October 1999.

     Time deposit accounts scheduled to mature within one year were $51.5 million at June 30, 2000. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Rome Savings. We are committed to maintaining a strong liquidity position; therefore, Rome Savings monitors its liquidity position on a daily basis. The Bank anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Bank monitors its liquidity needs. Therefore, the Bank may in order to minimize its cost of funds, consider borrowings from the Federal Home Loan Bank in the future.

     At June 30, 2000, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at June 30, 2000 was $37.4 million, and $34.1 million respectively or
16.7% and 15.3% of average assets respectively.   In order to be classified as
"well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $11.2 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a risk-based total capital ratio of 10.0%. At June 30, 2000, the Bank had a risk-based total capital ratio of 25.4%.

     The Bank does not anticipate any material capital expenditures, nor does it have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

                          Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Shareholders ("Meeting") on May 3, 2000. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

     1. Election of two candidates to the Board of Directors, both to serve for a term of three years.

     The number of votes cast with respect to this matter was as follows:

--------------------------------------------------------------------------------
Nominee                          For          Withheld       Broker Non-Votes
--------------------------------------------------------------------------------
Richard H.                    3,144,572        25,087        0
McMahon
--------------------------------------------------------------------------------
Marion C.                     3,144,572        25,087        0
Scoville
--------------------------------------------------------------------------------

   2. Ratification of the appointment of KPMG LLP as independent auditors for fiscal year ending December 31, 2000.

     The number of votes cast with respect to this matter was as follows:

--------------------------------------------------------------------------------
For                             Against       Abstain        Broker Non-Votes
--------------------------------------------------------------------------------
3,159,813                        1,653         8,192         0
--------------------------------------------------------------------------------


     3.  Approval of the Rome Bancorp, Inc. 2000 Stock Option Plan.

     The number of votes cast with respect to this matter was as follows

--------------------------------------------------------------------------------
For                           Against        Abstain         Broker Non-Votes
--------------------------------------------------------------------------------
894,995                       155,012         5,055          380,037
--------------------------------------------------------------------------------


4.  Approval of the Rome Bancorp, Inc. 2000 Recognition and Retention Plan.

     The number of votes cast with respect to this matter was as follows:

--------------------------------------------------------------------------------
For                           Against        Abstain         Broker Non-Votes
--------------------------------------------------------------------------------
876,315                       178,867         3,605          380,037
--------------------------------------------------------------------------------


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibit 27 - Financial Data Schedule*
         (b)    Reports on Form 8-K
                None

   *Submitted only with filing in electronic format.

                                  SIGNATURES

        In accordance with the requirements of the Exchange Age, the registrant caused this report to be signed on its behalf by the undersigned, therunto duly authorized.


                                ROME BANCORP, INC.



                                By: /s/ Charles M. Sprock
                                    ---------------------------------------
                                    Charles M. Sprock
                                    President and Chief Executive Officer


                                By: /s/ David C. Nolan
                                    ---------------------------------------
                                    David C. Nolan
                                    Treasurer and Chief Financial Officer




Date: August 14, 2000