Form 10QSB
period 2000-09-30
ROME BANCORP INC
filed 2000-11-17
CIK 1088144

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                          --------------------------

                                  FORM 10-QSB

     (Mark One)
     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

     For the quarterly period ended September 30, 2000

     [ ] Transition report under Section 13 or l5(d) of the Exchange Act

     For the transition period from _________ to _________

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

     Yes  X   No ____
         ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                              Outstanding at
               Class                          September 30, 2000
               -----                          ------------------
     Common Stock, par value $.01                 3,215,985

     Transitional Small Business Disclosure Format (check one):

     Yes ____  No  X
                  ---

                              ROME BANCORP, INC.
             FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER  30, 2000

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I - FINANCIAL INFORMATION                                                 3

Item 2.  Management's Discussion and Analysis                                  9

Part II - OTHER INFORMATION                                                   17

Item 1.  Legal Proceedings                                                    17

Item 2.  Changes in Securities and Use of Proceeds                            17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

                              Rome Bancorp, Inc.
                      Consolidated Statement of Condition
                 As of September 30 2000 and December 31, 1999
                 (Dollars in thousands, except per share data)

                                                                                September 30,       December 31
                                                                                   2000                1999
                                                                                 (Unaudited)
                                                                                -------------       -----------
                 Assets

Cash & due from banks                                                           $       5,682       $     8,431
Federal funds sold & other interest bearing deposits                                    5,187             7,630
Securities available for sale, at fair value                                           56,781            58,439
Securities held to maturity                                                             1,818             1,353
Loans                                                                                 159,417           143,288
Less: Allowance for loan loss                                                          (1,745)           (1,776)
                                                                                -------------       -----------
   Net Loans                                                                          157,672           141,512
Premises and equipment, net                                                             3,459             3,739
Accrued interest receivable                                                             1,636             1,513
Other assets                                                                            3,921             4,210
                                                                                -------------       -----------
   Total assets                                                                 $     236,156       $   226,827
                                                                                =============       ===========

           Liabilities & Equity

Liabilities:
Deposits:
   Savings                                                                      $      78,580       $    77,867
   Money Market                                                                         5,934             5,817
   Time                                                                                71,971            77,165
   Non-interest bearing                                                                24,991            19,760
   Other interest bearing                                                               2,853             2,913
                                                                                -------------       -----------
   Total deposits                                                                     184,329           183,522
Borrowings                                                                             10,000                 -
Other liabilities                                                                       3,843             3,640
Due to broker                                                                               0             1,298
                                                                                -------------       -----------
     Total liabilities                                                                198,172           188,460
                                                                                -------------       -----------

Equity
Common Stock, $.01 par value, 5,000,000 shares authorized, 3,400,776 shares issued, outstanding 3,215,985 shares as of September 30, 2000 and
     3,400,776 shares as of December 31, 1999                                              34                34
Paid-in capital in excess of par value on common stock                                 10,216            10,214
Retained earnings                                                                      30,198            29,249
Unallocated shares of employee stock ownership plan (ESOP) 124,423
   shares at September 30, 2000 and December 31, 1999                                    (824)             (871)
Treasury Stock (184,791 shares as of September 30, 2000)                               (1,258)                -
Unearned compensation                                                                    (249)                -
Accumulated other comprehensive income (loss)                                            (133)             (259)
                                                                                -------------       -----------
   Total equity                                                                        37,984            38,367
                                                                                -------------       -----------

Total liabilities & equity                                                      $     236,156        $  226,827
                                                                                =============       ===========

                              Rome Bancorp, Inc.

                         Consolidated Income Statement

        For the Three and Nine Months Ended September 30, 2000 and 1999

           (Unaudited, Dollars in thousands, except per share data)

                                                  For the three months ended         For the nine months ended
                                                        September 30,                     September 30,
                                                  --------------------------         -------------------------
                                                     2000            1999               2000           1999
                                                  ----------      ----------         ----------     ----------
Interest income:
Loans                                             $    3,120      $    2,831         $    9,076     $    8,435
Securities                                               808             724              2,436          2,156
Other short-term investments                             120             277                321            669
                                                  ----------      ----------         ----------     ----------
Total Interest Income                                  4,048           3,832             11,833         11,260

Interest expense:
Deposits                                               1,622           1,722              4,796          5,181
Borrowed funds                                            30               0                 30              0
                                                  ----------      ----------         ----------     ----------
                                                       1,652           1,722              4,826          5,181

Net interest income before provision
for loan losses                                        2,396           2,110              7,007          6,079

Provision for loan losses                                 50               0                 50              0
                                                  ----------      ----------         ----------    -----------
Net interest income after provision
for loan losses                                        2,346           2,110              6,957          6,079

Other Income:
Net gain (loss) on sale of securities                      0               0                (86)           265
Service charges & fees                                   244             241                731            692
                                                  ----------      ----------         ----------    -----------
Total other income                                       244             241                645            957

Non-interest expenses:
Salaries and employee benefits                           939             940              2,769          2,758
Building, occupancy and equipment                        311             300                940            953
ATM service fees                                          56              49                161            140
Other                                                    541             388              1,693          1,137
                                                  ----------      ----------         ----------    -----------
Total non-interest expenses                            1,847           1,677              5,563          4,988

Income before income taxes                               743             674              2,039          2,048
Income taxes                                             223             227                592            680
                                                  ----------      ----------         ----------    -----------
Net Income                                        $      520      $      447         $    1,447    $     1,368
                                                  ==========      ==========         ==========    ===========

Basic earnings per share                          $     0.17                         $     0.46
Diluted earnings per share                        $     0.17                         $     0.46

                            The Rome Bancorp, Inc.
          Consolidated Statements of Equity and Comprehensive Income
                 For the Nine Months Ended September 30, 2000
                           (Unaudited, in thousands)

                                                                                                   Accumulated
                                                 Additional                                           Other     Unearned
                                      Common       Paid-In    Retained    Treasury    Unearned    Comprehensive   ESOP
                                      Stock        Capital    Earnings      Stock   Compensation     Income      Shares     Total
                                     --------    ----------   ---------   --------  ------------  ------------- --------   --------
Balance at December 31, 1999              $34      $ 10,214     $29,249         $0            $0       ($259)    ($871)     $38,367
Comprehensive income:
  Net income                                                      1,447                                                       1,447
  Other Comprehensive
  income, net of tax                                                                                     126                    126
                                                                                                                           --------
Total comprehensive income                                                                                                    1,573
Purchase of Treasury Stock                                                  (1,518)                                          (1,518)

Stock awarded under Recognition                           2                    260          (262)                                 0
  & Retention Plan
Amortization of Unearned                                                                      13                                 13
   Compensation
Dividends declared                                                 (498)                                                       (498)
ESOP shares released for allocation                                                                                 47           47
                                     --------    ----------   ---------   --------  ------------  ----------    --------   --------
Balances at September 30, 2000            $34      $ 10,216     $30,198    ($1,258)        ($249)      ($133)    ($824)     $37,984
                                     ========    ==========   =========   ========  ============  ==========    ========   ========

                               Rome Bancorp Inc.
                     Statement Of Consolidated Cash Flows
               For the Nine Months Ended September 30, 2000 and
                              September 30, 1999
                           (Unaudited, in thousands)

                                                                                            2000              1999
                                                                                            ----              ----
Cash flows operating activities:
     Net Income                                                                          $   1,447        $   1,368
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                             364              391
     Increase in accrued interest receivable                                                  (123)             (15)
     Provision for loan losses                                                                  50                0
     Net loss (gain) on sales of securities                                                     86             (265)
     Net (gains) losses on sale of real estate owned                                             8              (38)
     Amortization and accretion of premiums and discounts                                      (42)               7
     Increase in other liabilities                                                             203               98
     Increase (decrease) in other assets                                                        23             (729)
     ESOP and RRP compensation expense                                                          60                0
                                                                                        ----------       ----------
       Net cash provided by operating activities                                             2,076              817

Cash flows from investing activities:
     Purchased loans                                                                       (10,180)               0
     Net increase in loans                                                                  (6,435)          (3,571)
     Proceeds from sale of education loans                                                     308            1,430
     Proceeds from sales of AFS securities                                                   2,532              806
     Proceeds from maturities and principal reductions of AFS securities                     5,113           21,683
     Purchases of AFS securities                                                            (7,121)         (26,227)
     Purchases of HTM securities                                                            (1,040)               0
     Proceeds from maturities and principal reductions of HTM securities                       577              151
     Proceeds from sale of real estate owned                                                   271              182
     Additions to premises and equipment                                                       (84)            (277)
                                                                                        ----------       ----------
       Net cash used in investing activities                                               (16,059)          (5,823)

Cash flows from financing activities:
     Decrease in time deposits                                                              (5,194)          (4,418)
     Increase in other deposits                                                              6,001           15,563
     Proceeds from long term borrowings                                                     10,000
     Purchase of Treasury Stock                                                             (1,518)              --
     Dividends paid                                                                           (498)               0
                                                                                        ----------       ----------
       Net cash provided by financing activities                                             8,791           11,145
                                                                                        ----------       ----------
Net increase (decrease) in cash and cash equivalents                                        (5,192)           6,139

Cash and cash equivalents at beginning of period                                            16,061           25,214
                                                                                        ----------       ----------
Cash and cash equivalents at end of period                                               $  10,869        $  31,353
                                                                                        ==========       ==========
Supplemental disclosure of cash flow information:
  Non-cash investing activities:
      Change in securities purchased not settled                                            (1,298)          (4,026)
      Transfer of loans to real estate owned                                                    97               34
     Cash paid during the period for:
      Interest                                                                               4,826            5,181
      Income taxes                                                                             415              680

                              ROME BANCORP, INC.
             Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Rome Bancorp, Inc. (the "Company") and subsidiaries as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and 1999. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

     Rome Bancorp, Inc. believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)  Reorganization to Mutual Holding Company

On October 6, 1999, under the Amended Agreement and Plan of Reorganization of The Rome Savings Bank (the "Bank"), approved by the Bank's depositors at a Special Meeting held on September 29, 1999, the Bank completed its reorganization from a New York mutual savings bank to a New York mutual holding company, whereby the Bank converted to a stock savings bank and became a wholly-owned subsidiary of the Company, a Delaware corporation and a majority-owned subsidiary of Rome, MHC, a New York mutual holding company (the "MHC"). In connection with the reorganization, the Company sold 1,598,365 shares at a price of $7.00 per share to the Bank's eligible depositors and to the Rome Bancorp, Inc. Employee Stock Ownership Plan, and issued 1,734,396 shares to the MHC. In addition, 68,015 shares were issued to The Rome Savings Bank Foundation. The Company's common stock trades on the NASDAQ National Market under the Symbol "ROME."

(3)  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. This statement, as amended, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. This standard requires that all derivative financial instruments be measured at fair value and recognized in the statement of condition as either assets or liabilities. Changes in the fair value of the derivative financial instruments will be reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. Consequently, there may be increased volatility in net income and stockholders' equity on an ongoing basis as a result of accounting for derivatives in accordance with SFAS No. 133.

     Management has estimated that if the Company had adopted SFAS No. 133 on September 30, 2000, the initial adoption would not have had a material effect on the Company's financial statements. Although management anticipates that adoption of this statement will not be material to the Company's financial statements, the effect of adoption on January 1, 2001 cannot be estimated with certainty at this time as it is subject to unknown variables at that date such as (1) actual derivatives and related hedge positions, (2) market values of derivatives and related hedged items, and (3) further ongoing interpretation of SFAS No. 133 by the FASB.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces identically titled SFAS No. 125 and carries forward most of SFAS No. 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 200 1, although provisions with respect to collateral and certain disclosure requirements are effective for fiscal years ending after December 15, 2000. This statement is not expected to have a material impact on the consolidated financial statements of the Company.

Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations

Forward - looking Statements:

     Statements included in this review and in future filings by Rome Bancorp, Inc. with the Securities and Exchange Commission, in Rome Bancorp, Inc. press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp, Inc. wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp, Inc. actual results, and could cause Rome Bancorp, Inc. actual financial performance to differ materially from that expressed in any forward-looking statement: (1) credit risk, (2) interest rate risk, (3) competition, (4) changes in the regulatory environment, and (5) changes in general business and economic trends. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999:

     Total assets at September 30, 2000 were $236.2 million in comparison to $226.8 million at December 31, 1999, an increase of $9.4 million or 4.1%. Securities were $58.6 million at September 30, 2000 versus $59.8 million at December 31, 1999, a decrease of $1.2 million or 2.0% The decrease was attributable to a portion of the securities maturing during the period being reinvested in higher yielding loans.

     Net loans increased $16.2 million or 11.5% to $157.7 million at September 30, 2000 versus $141.5 million at December 31, 1999. Most of this growth occurred in auto loans and commercial real estate loans. Auto loans increased by $12.2 million or 117.3% to $22.5 million at September 30, 2000 while commercial real estate loans increased $5.3 million or 16.1% to $38.3 million. The growth in auto loans was principally the result of the purchase of $10.2 million of these loans from another financial institution which agreed to provide full recourse in the event of a default by any of the borrowers. The growth in commercial real estate lending was due to the Bank's ongoing marketing efforts to potential business customers.

     Total deposits increased $807,000 or .4% to $184.3 million at September 30, 2000 versus $183.5 million at December 31, 1999. While deposits in total grew slightly, time deposits decreased $5.2 million or 6.7% to $72.0 million at September 30, 2000 from $77.2 million at December 31, 1999. The decrease in time deposits reflects management's decision to not follow competitive pressures to raise the rates paid on new and renewing deposits in order to control its cost of funds and net interest margin. The decline in time deposits was offset by a $5.2 million or 26.3% increase in non-interest bearing checking accounts to $25.0 million at September 30, 2000. The increase in noninterest bearing checking reflects the Bank's continued efforts to promote these accounts to consumers.

     Stockholders' equity decreased $.4 million or 1.0% to $38.0 million at September 30, 2000 from $38.4 million at December 31, 1999 due primarily to the Company's stock repurchase program and shares purchased by the Recognition and Retention Plan Trust ("RRP Trust") in the second quarter. The Company received approval from the New York Superintendent of Banks in the second quarter of 2000 to conduct the stock repurchase program. The Company repurchased 170,000 shares of its common stock at a cost of $1.1 million. Also during the quarter ended June 30, 2000, 49,991 shares of the Company's common stock were purchased in the open market by the RRP Trust at a weighted average price of $7.42 per share. Of these, 35,200 shares were used to satisfy restricted stock awards under the Rome Bancorp, Inc. Recognition and Retention Plan ("RRP") approved by the Company's stockholders at the Company's annual meeting on May 3, 2000. The balance of 14,791 shares are included as treasury stock. Stockholders' equity also decreased as a result of the payment of $498,000 in dividends. Partially offsetting these decreases were earnings of $1.4 million for the nine months ended September 30, 2000, a $126,000 increase in accumulated other comprehensive income for the nine months ended September 30, 2000 related to the appreciation in the market value of the Company's available for sale securities net of related taxes and the release of unallocated ESOP shares for $47,000.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and September 30, 1999

General

     Net income for the three months ended September 30, 2000 was $520,000 or $.17 per share, basic and diluted, representing an increase of $73,000 or 16.3% compared to $447,000 for the same period in 1999. Comparable earnings per share for the three months and year to date periods ended September, 1999 are not applicable as this was prior to the formation of the Company as a public entity. The increase in net income resulted primarily from a $286,000 increase in net-interest income before provision for loan losses, partially offset by a $50,000 increase in provision for loan losses and a $170,000 increase in non-interest expense.

Interest Income

     Total interest income increased $216,000 to $4.0 million for the three months ended September 30, 2000, an increase of 5.6% from $3.8 million for the three months ended September 30, 1999. Total interest income increased $223,000 or 5.7% to $4.2 million, from $3.9 million for the three months ended September 30, 1999 after giving effect to the reduction of income taxes from interest earned on municipal securities. The increase in interest income reflected an increase in the yield on earning assets to 7.72% for the three months ended September 30, 2000 from 7.38% for the same period last year. The increase in interest income occurred primarily as a result of a shift of approximately $12.3 million in federal funds sold and interest bearing deposits to higher yielding loans and investments.

     The average balance of net loans increased $11.7 million or 8.6% to $147.9 million for the three months ended September 30, 2000 from $136.2 million for the same period in 1999. The yield on loans increased to 8.44% for the three months ended September 30, 2000 from 8.25% for the same period last year as a result of the general increase in market rates between the two periods.

     The average balance of investments for the three months ended September 30, 2000 was $58.2 million, an increase of $3.2 million from $55.0 million for the three months ended September 30, 1999. The yield on the investment portfolio increased to 6.24% for the three months ended September 30, 2000 from 5.94% for the year earlier period reflecting the general increase in market rates, the sale and reinvestment of $3.0 million of securities and the Company's continued efforts to reinvest into higher yielding securities as current securities mature.

Interest Expense

     Total interest expense decreased $70,000 or 4.1% to $1.7 million for the three months ended September 30, 2000 in comparison to the same period last year. The decrease in interest expense was primarily the result of an $8.8 million decline in the average balance of interest bearing liabilities to $161.9 million for the three months ended September 30, 2000 from $170.7 million for the three months ended September 30, 1999. This decrease in interest expense was offset in part by an increase in their cost to 4.06% for the quarter ended September 30, 2000 in comparison to 4.00% for the quarter ended September 30, 1999.

     The decline in interest bearing liabilities was primarily caused by a $9.6 million decline in certificates of deposit to $71.5 million for the quarter ended September 30, 2000 from $81.1 million for the same period in 1999. The decline in the average balance of certificates of deposit reflects management's decision to limit the increase in its own cost of new and renewing certificates of deposits rather than matching market competition. The decline in average interest bearing deposits was offset partially by $1.7 million of borrowings from the Federal Home Loan Bank of New York for the three months ended September 30, 2000 in comparison to no borrowings for the same period in 1999. These borrowings were used to purchase the auto loans referred to earlier in this report.

Net Interest Income

     Net interest income for the three months ended September 30, 2000 increased $286,000 or 13.6% to $2.4 million. Net interest income on a tax equivalent basis for the three months ended September 30, 2000 increased $293,000 or 13.3% to $2.5 million from $2.2 million for the same period in 1999. Net interest income changes are the result of the changes in interest income and interest expense discussed above. Net interest margin, represented by net interest income divided by average total interest-bearing assets, increased 50 basis points to 4.65% from 4.15% for the same period in 1999.

Provision for Loan Losses

     The Company made a $50,000 provision for loan losses for the quarter ended September 30, 2000 in comparison to none for the same period in 1999. Management's decision to add to its loan loss allowance was based in part on the growth of its loan portfolio exclusive of the full recourse purchased loans referred to earlier. In considering the size of the provision, management also considered the levels of non performing loans in comparison to recent years, the level of the allowance to non-performing loans and total loans at September 30, 2000 and other factors.

     Non performing loans increased to $1.6 million during the quarter ended September 30, 2000 compared to $487,000 at December 31, 1999. The $1.1 million increase in non performing loans is attributable to the deterioration of a $1.3 million commercial loan. As of September 30, 2000, the loan remains current as to principal and interest payments. However, the borrower's overall financial condition has worsened, resulting in uncertainty about the borrower's ability to continue making payments in the future. Accordingly, the Bank's collateral position has weakened. As of September 30, 2000, the Bank has downgraded the credit and has classified the credit as non performing.

Non-interest Income

     Non-interest income remained essentially unchanged at $244,000 for the quarter ended September 30, 2000 in comparison to $241,000 for the quarter ended September 30, 1999.

Non-interest Expense

     Non-interest expense increased $170,000 or 10.1% to $1.9 million for the three months ended September 30, 2000 in comparison to $1.7 million for the same period in 1999. The increase in non-interest expense was caused primarily by the incurrence of $77,000 in consulting fees, an increase of $56,000 in legal and accounting fees and $18,000 in expenses related to the sale of foreclosed real estate. The consulting fees were for assistance in establishing a real estate investment trust as well as for improving the Company's operating efficiency and marketing expertise. Fees paid for improving the Company's operating efficiency and marketing expertise are expected to lower the Company's non-interest expense in the future and improve its non-interest income and net interest income. The increase in legal and accounting fees reflects the increased costs associated with being a publicly held corporation. Finally, the $18,000 expense associated with the sale of foreclosed real estate reflects the Bank's decision to sell the foreclosed property at a loss so that it could reinvest the proceeds of the sale in interest earning assets. As a result of the sale, the Bank has no investment in foreclosed property at September 30, 2000 compared to $204,000 at September 30, 1999.

Income Taxes

     Income tax expense decreased $4,000 to $223,000 for the three months ended September 30, 2000 in comparison to the same period last year. The decrease in the Company's income tax expense was caused by a reduction in the effective tax rate from 33.7% for the quarter ended September 30, 1999 to 30.0% for the quarter ending September 30, 2000. The drop in the effective tax rate reflects the implementation of a real estate investment trust during the second quarter of 2000. The decrease in the Company's effective tax rate was offset in part by an increase in pre-tax income of $69,000 to $743,000 for the quarter ended September 30, 2000 in comparison to the same period last year.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and September 30, 1999:

General

     Net income for the nine months ended September 30, 2000 totaled $1.4 million or $.46 per share, an increase of $79,000 from the nine months ended September 30, 1999. As noted above, comparable earnings per share for the year to date periods ended September 30, 1999 are not applicable as this was prior to the formation of the Company as a public entity. The earnings increase resulted primarily from a $928,000 increase in net interest income and an $88,000 decrease in income taxes, partially offset by a $50,000 provision for loan losses, a $312,000 decrease in non-interest income and a $575,000 increase in non-interest expense.

Interest Income

     Total interest income increased by $573,000 or 5.1% for the nine months ended September 30, 2000 to $11.8 million from $11.3 million for the nine months ended September 30, 1999. Total interest income on a tax equivalent basis increased by $602,000 or 5.2% for the nine months ended September 30, 2000 to $12.1 million from $11.5 million for the nine months ended September 30, 1999. The increase in interest income reflected an increase in the yield on earning assets to 7.70% for the nine months ended September 30, 2000 from 7.38% for the same period last year. As noted earlier, the increase in the yield on the Company's earning assets reflects a redeployment of funds from federal funds sold and interest bearing deposits to higher yielding loans and investments. The average balance of federal funds sold and interest bearing deposits decreased by $10.9 million during the nine months ended September 30, 2000 to $7.2 million.

     The average balance of net loans increased $9.5 million to $145.0 million for the nine months ended September 30, 2000 in comparison to the year earlier period. The average yield increased to 8.36% versus 8.32% for the nine months ended September 30, 1999. The average balance of investment securities was $58.4 million for the nine months ended September 30, 2000, an increase of $3.2 million from the year earlier period. The yield on these securities increased to 6.27% for the nine months ended September 30, 2000 from 5.89% for the year earlier period. The increase in yield reflected both the general increase in market rates and the Company's efforts to reinvest maturing and sold securities into higher yielding investments.

Interest Expense

     Total interest expense decreased $355,000 or 6.9% to $4.8 million for the nine months ended September 30, 2000 compared with $5.2 million for the nine months ended September 30, 1999. The decrease in interest expense was a result of an $8.4 million decline in the average balance of interest bearing liabilities to $161.6 million for the nine months ended September 30, 2000 from $170.0 million for the nine months ended September 30, 1999, combined with a decrease in their cost to 3.99% for the nine months ended September, 2000 from 4.08% for the same period last year. The decrease in interest bearing liabilities was primarily a result of a $9.7 million decline in certificates of deposits to $73.1 million for the nine months ended September 30, 2000 from $82.8 million for the same period in 1999. The loss of these deposits was offset in part by the proceeds from the Company's common stock offering. The decrease in the average cost of interest-bearing liabilities was primarily a result of decline in the cost of certificates of deposits. For the nine months ended September 30, 2000 the average cost of certificates of deposits fell to 5.05% from 5.13% for the same period in 1999.

Net Interest Income

     Net interest income for the nine months ended September 30, 2000 increased $928,000 or 15.3% to $7.0 million. Net interest income on a tax equivalent basis for the nine months ended September 30, 2000 increased $957,000 or 15.1% to $7.3 million. Net interest margin for the nine months ended September 30, 2000 increased 57 basis points to 4.64% from 4.07% for the nine months ended September 30, 1999.

Provision for Loan Losses

     As discussed earlier, the Company made a $50,000 provision for loan losses for the nine months ended September 30, 2000 in comparison to none for the same period in 1999. Management believes the September 30, 2000 allowance for loans losses to be adequate at 1.09% of total loans.

Non-interest Income

     Non-interest income decreased $312,000 or 32.6% to $645,000 for the nine months ended September 30, 2000 from $957,000 for the nine months ended September 30, 1999. The decrease was the result of a $86,000 loss on sale of securities for the nine months ended September 30, 2000 in comparison to the $265,000 gain for the same period in 1999. The decrease was offset in part by a $39,000 increase in service charges and fees to $731,000 for the nine months ended September 30, 2000 from $692,000 for the same period in 1999. The increase in service charges and fees was principally attributable to higher checking and ATM fees.

Non-interest Expense

     Non-interest expense increased $575,000 or 11.5% to $5.6 million for the nine months ended September 30, 2000 from $5.0 million for the nine months ended September 30, 1999. The increase principally reflected the incurrence of $303,000 in consulting fees primarily for the aforementioned implementation of a real estate investment trust as well as for assistance in improving the Company's operating efficiency and marketing expertise. It also reflected $159,000 increase in legal and accounting fees and $101,000 increase in other expenses associated with being a publicly held corporation, and $73,000 in expenses related to the sale of foreclosed real estate in order to invest the proceeds of such sales into interest earning assets.

Income Taxes

     Income tax expense decreased to $592,000 for the nine months ended September 30, 2000 from $680,000 for the same period in 1999. The decrease reflected a $9,000 decrease in pre-tax income as well as a reduction in the effective tax rate from 33.2% for the nine months ended September 30, 1999 to 29.0% for the same period in 2000. The drop in the effective tax rate reflects the implementation of the a real estate investment trust during the second quarter of 2000.

Liquidity and Capital Resources

     The Bank's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At September 30, 2000, the Bank had no outstanding borrowings on this line of credit but did have $10.0 million outstanding in a self amortizing note.

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

     The Bank's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the both the three months ended September 30, 2000 and the three months ended September 30, 1999, the Bank originated approximately $8.2 million of loans. Additionally, the Bank purchased $10.2 million of auto loans from another financial institution during the three months ended September 30, 2000. Purchases of investment securities were $2.0 million for the three months ending September 30, 2000 and $5.6 million for the same period in 1999. The decrease in purchases of investment securities for the three months ended September 30, 2000 versus the same period in 1999, primarily reflects a decrease in investment maturities and sales during the three months ending September 30, 2000 in comparison to the same period in 1999.

At September 30, 2000, Rome Savings had loan commitments to borrowers of approximately $6.8 million, and available letters and lines of credit of approximately $5.9 million. Total deposits were $184.3 million at September 30, 2000, a decrease of $16.0 million from $200.3 million at September 30, 1999.

     Time deposit accounts scheduled to mature within one year were $50.8 million at September 30, 2000. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with Rome Savings. The Bank is committed to maintaining a strong liquidity position; therefore, it monitors its liquidity position on a daily basis. The Bank anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Bank monitors its liquidity needs. Therefore, the Bank may in order to minimize its cost of funds, consider additional borrowings from the Federal Home Loan Bank in the future.

     At September 30, 2000, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at September 30, 2000 was $38.0 million, and $34.7 million respectively or 16.7% and 15.3% of average assets respectively. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $11.3 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a risk-based total capital ratio of 10.0%. At September 30, 2000, the Bank had a risk-based total capital ratio of 23.8%.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits

   (a)    Exhibit 11.1 - Calculation of Earning per Share
   (b)    Exhibit 27.1 - Financial Data Schedule*

   *Submitted only with filing in electronic format.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                    ROME BANCORP, INC.


                                    By:  /s/ Charles M. Sprock
                                        ---------------------------------------
                                        Charles M. Sprock
                                        President and Chief Executive Officer

                                    By: /s/ David C. Nolan
                                        --------------------------------------
                                        David C. Nolan
                                        Treasurer and Chief Financial Officer



Date: November 17,  2000