Form 10KSB
period 2000-12-31
ROME BANCORP INC
filed 2001-03-28
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Common Stock, par value $0.01 per share
Title of Class

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The revenues for the issuer's fiscal year ended December 31, 2000 were $17,251,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On March 20, 2001: $11,874,512.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Rome Bancorp had 3,146,485 shares outstanding as of March 21, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement pursuant to Regulation 14A to be delivered to the Commission for filing and the 2000 Annual Report to Shareholders for the fiscal year ended December 31, 2000 which has not previously been mailed to the Commission, are incorporated by reference into Parts II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes No X
TABLE OF CONTENTS
		Page
PART I

ITEM 1.	DESCRIPTION OF THE BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	26
ITEM 3.	LEGAL PROCEEDINGS	26
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

PART II

ITEM 5.	MARKET FOR ROME BANCORP'S COMMON STOCK AND RELATED
	SHAREHOLDER MATTERS	26
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	27
ITEM 7.	FINANCIAL STATEMENTS	27
ITEM 8.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	27

PART III

ITEM 9.	DIRECTORS AND PRINCIPAL OFFICERS OF ROME BANCORP	27
ITEM 10.	EXECUTIVE COMPENSATION	27
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	27
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	27
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	27

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

General

Rome Bancorp, Inc. (Rome Bancorp, the Company) is a Delaware corporation organized on June 9, 1999 as the stock holding company for The Rome Savings Bank (Rome Savings), a New York-chartered stock savings bank headquartered in Rome, New York. Rome Bancorp's principal business is to hold the capital stock of Rome Savings. On October 6, 1999, Rome Savings reorganized into a two-tiered mutual holding company structure, whereby: (1) Rome Savings formed Rome, MHC, a New York-chartered mutual savings bank holding company and the majority owner of Rome Bancorp; (2) Rome Savings converted from a New York-chartered mutual savings bank to a New York-chartered stock savings bank and issued 100% of its capital stock to Rome Bancorp; and (3) Rome Bancorp issued shares of its common stock, par value $0.01 per share (the Common Stock) to the public at a price of $7.00 per share (the Offering). In the Offering, 1,598,365 shares, or 47% of the Common Stock, were sold to the public; 1,734,396 shares, or 51% of the Common Stock, were issued to Rome, MHC; and 68,015 shares, or 2% of the Common Stock, were contributed to The Rome Savings Bank Foundation.

Rome Savings was originally chartered in 1851 as a New York mutual savings bank headquartered in Rome, New York. Deposits in Rome Savings are insured by the FDIC, and Rome Savings is examined and regulated by the New York State Department of Banking (Department of Banking) and the FDIC. Rome Savings is a community and customer oriented retail savings bank that offers traditional deposit products, residential real estate mortgage loans and consumer, commercial and commercial real estate loans. In addition, Rome Savings purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities and other investments permitted by applicable laws and regulations. At December 31, 2000, Rome Bancorp, Inc. had assets of $244.8 million, deposits of $183.2 million and shareholders' equity of $38.0 million.

Business Strategy

Our revenues are derived principally from interest on our loans and interest and dividends on our investment securities. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Market Area

Operations are conducted out of our executive office in Rome, New York and three branch offices located in Oneida County, New York, two of which are located in Rome and one in New Hartford, New York. As of June 30, 2000, we maintained a 6.86% share of all Oneida County, New York deposits, ranking us fifth in the size of deposits in Oneida County. We also maintained a 40.55% market share of all reported funds on deposit in the City of Rome as of June 30, 2000, making us the largest depository institution in Rome.

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

Similar to national trends, most of the job growth currently realized in Oneida County has been in service related industries, and service jobs now account for the largest portion of the workforce. Our market area also includes a growing number of healthcare, engineering, software and technical firms which have located in Oneida County in order to take advantage of its well-educated work force including current and former military and defense industry personnel. Rome, New York is located 15 miles west of Utica and 50 miles east of Syracuse.

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

Lending Activities

General. Rome Savings has a long standing commitment to originate commercial real estate, commercial and consumer loans in addition to a traditional emphasis on residential lending. As of December 31, 2000, we had total loans of $167.5 million. We retain substantially all of the loans that we originate.

Our loans are subject to federal and state laws and regulations. The interest rates we charge on loans are affected principally by the demand for loans, the supply of money available for lending purposes and the interest rates offered by our competitors. These factors are, in turn, affected by general and local economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

Loan Portfolio. The following table sets forth the composition of our mortgage and other loan portfolios, by type of loan, in dollar amounts and in percentages at the dates indicated.
					At December 31,
	2000		1999		1998		1997		1996
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
					(Dollars in thousands)
Mortgage loans:
One to four family	$ 62,937	37.57%	$ 64,258	44.85%	$ 65,752	48.06%	$ 66,154	49.85%	$ 67,739	48.74%
Commercial real estate	47,512	28.36	32,971	23.01	29,499	21.56	28,440	21.43	31,830	22.90
Construction and land	1,047	0.62	1,136	0.79	391	0.29	936	0.70	725	0.52
Total mortgage loans	111,496	66.55	98,365	68.65	95,642	69.91	95,530	71.98	100,294	72.16

Commercial loans	17,815	10.63	19,984	13.95	17,271	12.62	15,197	11.45	18,374	13.22

Consumer loans:
Automobile	22,248	13.28	10,376	7.24	9,460	6.92	8,325	6.27	5,958	4.29
Property improvement	2,201	1.31	1,883	1.31	2,108	1.54	2,264	1.71	2,429	1.74
Education	4,648	2.78	4,735	3.30	5,224	3.82	5,226	3.94	6,378	4.59
Other	9,126	5.45	7,945	5.55	7,099	5.19	6,175	4.65	5,560	4.00
Total consumer loans	38,223	22.82	24,939	17.40	23,891	17.47	21,990	16.57	20,325	14.62

Total loans	167,534	100.00%	143,288	100.00%	136,804	100.00%	132,717	100.00%	138,993	100.00%

Less: Allowance for loan losses	1,688		1,776		1,956		1,742		1,708
Loans, net	$ 165,846		$ 141,512		$ 134,848		$ 130,975		$ 137,285

Loan Maturity. The following table presents the contractual maturity of our commercial loans at December 31, 2000. The table does not include the effect of prepayments or scheduled principal amortization.

At December 31, 2000
Commercial Loans
(In thousands)
Amounts due:
Within one year	$ 7,691
After one year:
One to three years	1,831
Three to five years	4,286
Five to ten years	3,065
Ten to twenty years	942
Over twenty years	-
Total due after one year	10,124
Total commercial loans	$ 17,815

The following table presents, as of December 31, 2000, the dollar amount of all commercial loans, due after December 31, 2001, and whether these loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2001
	Fixed	Adjustable	Total
	(In thousands)

Commercial loans	$ 7,476	2,648	10,124

Residential Mortgage Lending. Rome Savings emphasizes the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner. As of December 31, 2000, loans on one- to four-family residential properties accounted for $62.9 million, or 37.6%, of Rome Savings' total loan portfolio. Of residential mortgage loans outstanding on that date, 29.0% were ARM loans and 71.0% were fixed rate loans.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2000, our commercial real estate loan portfolio consisted of 191 loans, totaling $47.5 million, or 28.4%, of total loans. Most of the commercial real estate portfolio consists of loans which are collateralized by properties in our normal lending area. To a lesser extent, commercial real estate loans are secured by out of market properties. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.25.

Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At December 31, 2000, our commercial loan portfolio consisted of 481 loans, totaling $17.8 million, or 10.6% of total loans.

Consumer Loans. Rome Savings offers a variety of consumer loans. At December 31, 2000, the consumer loan portfolio totaled $38.2 million or 22.8% of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. We expect consumer lending to be an area of steady lending growth, with installment loans continuing to account for the major portion of our consumer lending volume. Motor vehicle loans currently comprise the largest portion at 58.2% of the consumer loan portfolio, which consists primarily of loans for used cars.

Average Balance Sheets

The following tables present certain information regarding Rome Bancorp financial condition and net interest income for the years ended December 31, 2000, 1999 and 1998. The tables present the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. We derived the yields and costs by dividing income or expenses by the average balances of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees which we considered adjustments to yields.
					For the Year Ended December 31,
		2000			1999			1998
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:				(Dollars in	thousands)
Interest-earning assets:
Loans (1)	$ 150,325	$ 12,593	8.38%	$ 136,642	$ 11,349	8.31%	$ 132,282	$ 11,334	8.57%
Securities (2), (3)	55,980	3,710	6.63	55,780	3,674	6.59	56,585	3,627	6.41
Federal funds sold & other
Interest bearing deposits	9,494	578	6.09	17,807	894	5.02	13,298	713	5.36
Total interest-earnings assets	215,799	16,881	7.82	210,229	15,917	7.57	202,165	15,674	7.75
Noninterest-earning assets	14,402			15,285			15,989
Total assets	230,201			225,514			218,154
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	78,347	2,440	3.11	78,521	2,437	3.10	75,438	2,340	3.10
Time deposits	72,847	3,754	5.15	81,621	4,158	5.09	84,497	4,624	5.47
Money market accounts	6,499	185	2.85	6,020	189	3.14	5,596	180	3.22
Other interest bearing deposits	2,751	84	3.06	2,607	66	2.53	2,732	59	2.16
Total interest-bearing deposits	160,444	6,463	4.03	168,769	6,850	4.06	168,263	7,203	4.28
Borrowings	5,297	357	6.74	-	-	-	-	-	-
Total interest-bearing liabilities	165,741	6,820	4.11	168,769	6,850	4.06	168,263	7,203	4.28
Noninterest-bearing deposits	21,958			20,863			18,064
Other liabilities	4,533			3,914			3,280
Total liabilities	192,232			193,546			189,607
Shareholders' equity	37,969			31,968			28,547
Total liabilities and shareholders' equity	$ 230,201			$ 225,514			$ 218,154
Net interest income		10,061			9,067			8,471
Net interest rate spread			3.71			3.51			3.47
Net interest margin			4.66%			4.31%			4.19%
Ratio of interest-earning assets to
interest-bearing liabilities			1.30x			1.25x			1.20x
Tax equivalent adjustment on securities		(329)			(368)			(163)
Net interest income per consolidated
financial statements		$ 9,732			$ 8,699			$ 8,308

(1) Nonaccrual loans are included in the average loan total presented above. Payments received on nonaccrual loans have been recognized as disclosed in Note 2 of the consolidated financial statements.
(2) Average balances and yields on available-for-sale securities are based on amortized cost.
(3) Interest income includes the tax effects of taxable-equivalent adjustments using a combined New York State and federal effective income tax rate of 40 percent to increase tax-exempt interest income to a taxable equivalent basis.

Rate/Volume Analysis. The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

			Rate Volume Analysis
	Year Ended December 31, 2000			Year Ended December 31, 1999
		vs. 1999			vs. 1998
	Increases (Decreases)			Increases (Decreases)
	Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
				(In thousands)
Assets:
Interest-earning assets:
Loans	$ 1,145	99	1,244	374	(359)	15
Securities	14	22	36	(52)	99	47
Federal funds sold & other
interest bearing deposits	(582)	266	(316)	242	(61)	181
Total interest-earnings assets	577	387	964	564	(321)	243

Interest-bearing liabilities:
Savings accounts	(5)	8	3	96	1	97
Time deposits	(453)	49	(404)	(157)	(310)	(467)
Money market accounts	24	(28)	(4)	15	(5)	10
Other interest bearing deposits	4	14	18	(3)	10	7
Total interest-bearing deposits	(430)	43	(387)	(49)	(304)	(353)
Borrowings	357	-	357	-	-	-
Total interest-bearing liabilities	(73)	43	(30)	(49)	(304)	(353)

Net change in interest income	$ 650	344	994	613	(17)	596

Asset Quality

Non-performing Assets. Non-performing assets totaled $1.3 million at December 31, 2000 compared with $670,000 at December 31, 1999. Non-performing loans at December 31, 2000 were comprised primarily of two commercial loans to one borrower with a total balance of $651,000, six other commercial loans with an average principal balance of approximately $71,000, three residential real estate loans with an average balance of $34,000 and fourteen education loans with an average balance of approximately $9,000 which are guaranteed by the government.

The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

			At December 31,
	2000	1999	1998	1997	1996
			(Dollars in thousands)
Nonaccruing loans:
Mortgage loans	$ 41	224	355	591	959
Commercial loans	1,076	112	439	397	839
Consumer loans	41	22	5	55	89
Total	1,158	358	799	1,043	1,887
Accruing loans delinquent 90
days or more	188	129	132	431	1,365
Total non-performing loans	1,346	487	931	1,474	3,252
Foreclosed real estate, net	-	183	293	1,626	1,450
Total non-performing assets	$ 1,346	670	1,224	3,100	4,702
Non-performing loans to total loans	0.80%	0.34%	0.68%	1.11%	2.34%
Non-performing assets to total assets	0.55%	0.30%	0.54%	1.45%	2.22%

We define the population of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company's recorded investment in loans that are considered impaired totaled $651,000 at December 31, 2000. We had no loans classified as impaired at December 31, 1999 and 1998. In addition, at December 31, 2000, 1999 and 1998, we had no loans classified at troubled debt restructuring, as defined in SFAS No. 15.

Allowance for Loan Losses. The following table sets forth activity in Rome Savings' allowance for loan losses and other ratios at or for the dates indicated.

		At or For the Years Ended December 31,
	2000	1999	1998	1997	1996
			(Dollars in thousands)
Balance at beginning of year	$ 1,776	1,956	1,742	1,708	1,645
Provision for loan losses	650	175	390	360	1,850
Charge-offs:
Mortgage loans	36	184	191	290	379
Commercial loans	795	338	111	247	1,364	(1)
Consumer loans	153	88	109	122	138
	984	610	411	659	1,881
Recoveries	246	255	235	333	94
Net charge-offs (recoveries)	738	355	176	326	1,787
Balance at end of year	$ 1,688	1,776	1,956	1,742	1,708
Ratio of net charge-offs to
average loans outstanding
during the period	0.49%	0.26%	0.13%	0.24%	1.28%
Allowance for loan losses as
a percent of loans	1.01%	1.24%	1.43%	1.31%	1.23%
Allowance for loan losses as
a percent of non-performing
loans	125.41%	364.68%	210.32%	118.18%	52.52%

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

For the year ended December 31, 2000, we increased our allowance for loan losses through a $650,000 provision for loan losses based on our evaluation of the items discussed above. Because of the recent increase in non-performing assets, Rome Savings's ratio of allowance for loan losses as a percentage of non-performing loans decreased to 125.41% at December 31, 2000. Despite this decrease, Rome Savings believes that its allowance for loan losses accurately reflects the level of risk in its loan portfolio. In addition to the non-performing loans, management has identified, through normal internal credit review procedures, $3.1 million in "potential problem loans" at December 31, 2000. Payments are current on $1.8 million or 58.8% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. Rome Savings will continue to be aggressive in identifying, monitoring and resolving potential problem loans. The current high level of non-performing loans is due to the deterioration in the credit quality of one customer and is not indicative of the quality of the total loan portfolio. See "Management's Discussion and Analysis - Comparison of Results of Operations for the Years Ended December 31, 2000 and 1999 - Provision for Loan Losses."

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.
		At December 31, 2000			At December 31, 1999			At December 31, 1998
		Percentage of	Loans in		Percentage of	Loans in		Percentage of	Loans in
		Allowance to	Each		Allowance to	Each		Allowance to	Each
		Total	Category to		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
Mortgage loans:					(Dollars in thousands)
One to four family	$ 231	13.68%	37.57%	$ 337	18.98%	44.85%	$ 331	16.92%	48.06%
Commercial real estate	613	36.32	28.36	709	39.92	23.01	792	40.49	21.56
Construction & land	-	-	0.62	28	1.58	0.79	10	0.51	0.29
Total mortgage loans	844	50.00	66.55	1,074	60.48	68.65	1,133	57.92	69.91

Commercial loans	662	39.22	10.63	473	26.63	13.95	594	30.37	12.62

Consumer loans	182	10.78	22.82	229	12.89	17.40	229	11.71	17.47

Total allowance for loan losses	$ 1,688	100.00%	100.00%	$ 1,776	100.00%	100.00%	$ 1,956	100.00%	100.00%

		At December 31, 1997			At December 31, 1996
		Percentage of	Loans in		Percentage of	Loans in
		Allowance to	Each		Allowance to	Each
		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
Mortgage loans:
One to four family	$ 405	23.25%	49.85%	$ 424	24.82%	48.74%
Commercial real estate	684	39.27	21.43	654	38.29	22.90
Construction & land	7	0.40	0.70	8	0.47	0.52
Total mortgage loans	1,096	62.92	71.98	1,086	63.58	72.16

Commercial loans	440	25.26	11.45	466	27.28	13.22

Consumer loans	206	11.82	16.57	156	9.14	14.62

Total allowance for loan losses	$ 1,742	100.00%	100.00%	$ 1,708	100.00%	100.00%

Securities

General. The Board of Directors reviews and approves our investment policy on an annual basis. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the Treasurer/Chief Financial Officer. The Treasurer reports to the Asset Liability Management Committee and to the Executive Committee between its monthly meeting dates.

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

The following table presents the composition of our securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

					At December 31,
		2000			1999			1998
	Amortized	Percent of	Fair	Amortized	Percent of	Fair	Amortized	Percent of	Fair
	Cost	Total (1)	Value	Cost	Total (1)	Value	Cost	Total (1)	Value
Held to Maturity:					(Dollars in thousands)
Mortgage-backed securities
GNMA	$ 415	0.85%	$ 438	$ 535	0.89%	$ 564	$ 718	1.30%	$ 773
FHLMC	19	0.04	22	24	0.04	26	32	0.05	36
U.S. Government securities	983	2.01	1,018	500	0.83	501	502	0.91	513
Other bonds	376	0.77	376	294	0.49	294	220	0.40	220
Total held to maturity	1,793	3.67	1,854	1,353	2.25	1,385	1,472	2.66	1,542

Available for sale:
U.S. Government securities	1,000	2.05	999	6,023	10.00	6,010	22,031	39.87	22,242
U.S. Government agencies	20,690	42.37	20,839	21,958	36.46	21,835	10,041	18.17	10,138
State and Municipal obligations	9,686	19.83	9,780	15,009	24.92	14,638	12,392	22.43	12,660

Mortgage-backed securities
FNMA	-	-	-	6,785	11.27	6,716	2,013	3.65	2,000
FHLMC	4,597	9.41	4,585	3,839	6.37	3,698	3,011	5.45	2,996
Corporate bonds	5,886	12.05	6,004	488	0.81	483	-	-	-
Total available for sale debt securities	41,859	85.71	42,207	54,102	89.83	53,380	49,488	89.57	50,036

Equity securities	4,184	8.57	4,196	4,007	6.65	4,296	3,546	6.42	4,253

FHLB stock	1,000	2.05	1,000	763	1.27	763	747	1.35	747

Total available for sale	47,043	96.33	47,403	58,872	97.75	58,439	53,781	97.34	55,036
Total investment securities	$ 48,836	100.00%	$ 49,257	$ 60,225	100.00%	$ 59,824	$ 55,253	100.00%	$ 56,578

(1) Based on amortized cost.

Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for Rome Savings' debt securities at December 31, 2000.
			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in thousands)
Available for sale securities:
U.S. Government securities	$ 999	5.14%	$ -	0.00%	$ -	0.00%	$ -	0.00%	$ 999	5.14%
U.S. Government agencies	10,741	5.79	4,652	6.09	3,471	6.86	1,975	6.89	20,839	6.14
State and Municipal obligations (1)	-	-	5,479	6.52	4,301	6.49	-	-	9,780	6.51
Mortgage-backed securities	-	-	1,866	5.87	2,719	6.62	-	-	4,585	6.31
Corporate bonds	-	-	6,004	7.17	-	-	-	-	6,004	7.17

Held to maturity securities:
U.S. Government securities	-	-	983	6.54	-	-	-	-	983	6.54
Mortgage-backed securities	1	6.49	11	6.50	358	9.93	64	8.10	434	9.57
Other	-	-	-	-	-	-	376	7.32	376	7.32

Total debt securities	$ 11,741	5.73%	$ 18,995	6.56%	$ 10,849	6.75%	$ 2,415	6.99%	$ 44,000	6.41%

(1) Yields are presented on a tax-equivalent basis.

Deposit Activity and Other Sources of Funds

General. Deposits, borrowings, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 58.8% and 56.4% of total deposits on December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, time deposits with remaining terms to maturity of less than one year amounted to $51.3 million and $57.0 million, respectively. See "Management's Discussion and Analysis - Analysis of Net Interest Income" for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2000 and 1999.

At December 31, 2000, we had $9.1 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	1,816
Over three months through six months	2,533
Over six months through 12 months	2,323
Over 12 months	2,399
Total	$ 9,071

Borrowings. At December 31, 2000 the Company had outstanding borrowings of $19.6 million which were used to fund loan growth. In the future, we expect to continue to utilize borrowings as a funding source and may borrow funds pursuant to repurchase agreements, whereby we sell an asset with an agreement to repurchase it at some future date. We are a member of the Federal Home Loan Bank of New York and have available a line of credit of $22,637,000.

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

Employees

At December 31, 2000, Rome Savings had 86 full-time and 17 part-time employees. Rome Savings's employees are not represented by a collective bargaining agreement, and Rome Savings considers its relationship with its employees to be good .

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

Distributions. To the extent that Rome Savings makes "non-dividend distributions" to stockholders, such distributions will be considered to result in distributions from Rome Savings' unrecaptured tax bad debt reserve "base year reserve", i.e., its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in Rome Savings' taxable income. Non-dividend distributions include distributions in excess of Rome Savings' current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of Rome Savings' current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute non-dividend distributions and, therefore, will not be included in Rome Savings' income.

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

Corporate Alternative Minimum Tax. The alternative minimum tax (AMT) rules have been devised to ensure that at least a minimum amount of income tax is paid by high-income corporate taxpayers who take advantage of substantial tax savings due to the use of certain tax deductions and exemptions. In essence, the AMT functions as a recapture mechanism, reclaiming some of the tax deductions and credits utilized by these taxpayers when calculating their regular federal income tax liability. In general, a corporation's alternative minimum taxable income (AMTI) is equal to its regular taxable income, increased by its preference items for the year and adjusted by computing certain items under special rules that negate the acceleration of certain tax benefits which are available under the regular tax rules. The AMT rate is 20%. Such preference items include adjustments for tax exempt interest, excess bad debt deductions, accelerated depreciation deductions and net operating loss carryforwards.

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

New York State passed legislation in August 1996 that incorporated into New York State tax law provisions for the continued use of bad debt reserves in a manner substantially similar to the provisions that applied under federal law prior to the enactment of the 1996 Act discussed above. This legislation enabled the Bank to avoid the recapture of the New York State tax bad debt reserves that otherwise would have occurred as a result of the changes in federal law and to continue to utilize the reserve method for computing its bad debt deduction. However, the New York bad debt reserve is subject to recapture for "non-dividend distributions" in a manner similar to the recapture of federal bad debt reserves for such distributions. See "- Federal Taxation - Distributions. " Also, the New York bad debt reserve is subject to recapture in the event that the Bank fails to satisfy certain definitional tests relating to its assets and the nature of its business.

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

On November 12, 1999, landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("GLBA"), became law. The GLBA repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLBA on Rome Bancorp and Rome Savings, where relevant, is discussed throughout the regulation section below.

New York Banking Regulation

Activity Powers. Rome Savings derives its lending, investment and other activity powers primarily from the applicable provisions of the New York Banking Law and its related regulations. Under these laws and regulations, savings banks, including Rome Savings, generally may invest in:

(1)  real estate mortgages;

(2) consumer and commercial loans;

(3) specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

(4) certain types of corporate equity securities; and

(5) certain other assets.

A savings bank may also exercise trust powers upon approval of the New York Banking Board. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See "- Federal Banking Regulation - Activity Restrictions on State-Chartered Banks" below.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New York-chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank's net worth, plus an additional 10% of the bank's net worth if secured by the requisite collateral. Rome Savings currently complies with applicable loans-to-one-borrower limitations. At December 31, 2000, Rome Savings' limit on loans to one borrower was $8.4 million.

Dividends. Under the New York Banking Law, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, Rome Savings cannot declare and pay dividends without regulatory approval in any calendar year in excess of its "net profits" of the current year combined with its "retained net profits" of the two preceding years, less any required transfer to surplus or a fund for the retirement of preferred stock. Federal law may also limit the amount of dividends that may be paid by Rome Savings. See "- Federal Banking Regulation - Prompt Corrective Action" below.

Community Reinvestment Act. Rome Savings is also subject to provisions of the Banking Law that, like the provisions of the federal Community Reinvestment Act ("federal CRA"), impose continuing and affirmative obligations upon a banking institution organized in the State of New York to serve the credit needs of its local community ("New York CRA"). See "Federal Banking Regulation - Community Reinvestment Act" below. Pursuant to the New York CRA, a bank must file with the Banking Department copies of all federal CRA reports, and the Banking Department is required to consider a bank's New York CRA rating when reviewing an application by the bank to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provide that such assessment may serve as a basis for the denial of any such application. The New York CRA requires the Banking Department to make a written assessment of a bank's compliance with the New York CRA and to make such assessment available to the public. The Banking Department adopted, effective December 3, 1997, performance-focused regulations that were intended to parallel the current CRA regulations of the federal banking agencies and to promote consistency in New York CRA evaluations by considering more objective criteria. The regulations require a biennial assessment of a bank's compliance with the New York CRA, utilizing a four-tiered rating system, and require the Banking Department to make available to the public such rating and a written summary of the assessment results. Rome Savings's latest New York CRA rating from the Banking Department, was a rating of "Satisfactory."

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

Rome Savings exceeded the minimum capital requirements at December 31, 2000.

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

The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events.

Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular institution poses to its deposit insurance fund. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed below. See "- Federal Banking Regulation - Prompt Corrective Action" below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Rome Savings.

Under the Deposit Insurance Funds Act of 1996, the assessment base for the payments on the bonds issued in the late 1980's by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as Rome Savings. The rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on deposits insured by the Savings Association Insurance Fund (SAIF).

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

(2) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

(3) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. Rome Savings received a "satisfactory" rating on its last CRA exam in December 1999.

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

Prompt Corrective Action. FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized.

Loans to a Bank's Insiders

Federal Regulation. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated to any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the FRB's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Rome Savings' loans. See "New York Banking Regulation - Loans-to-One Borrower Limitations." All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank's capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than those that are prevailing at the time for comparable transactions with other persons.

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

Holding Company Regulation

Federal Regulation. Rome, MHC and Rome Bancorp are governed as bank holding companies. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Rome Savings. As of December 31, 2000, the total capital and Tier 1 capital ratios for Rome, MHC and Rome Bancorp would, on a pro forma basis, exceed these minimum capital requirements. See "- Federal Banking Regulation - Capital Requirements" above.

The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In addition, bank holding companies all of whose controlled depository institutions are "well capitalized" and "well managed," as defined in FRB Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, can declare themselves to be "financial holding companies" and engage in a broader spectrum of activities than those generally permitted to bank holding companies, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities without a revenue limit and without limits on the amounts of equity securities it may hold in conducting its underwriting and dealing activities. If financial holding companies do not continue to meet the requirements for financial holding company status, depending on the requirements they fail to meet, they may not be permitted to undertake new activities or acquisitions that are financial in nature and may lose their ability to conduct activities that are not generally permissible for bank holding companies. Rome Bancorp has not elected to be regulated as a financial holding company, but may elect to do so in the future.

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

Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the Federal Reserve Board, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with other banks only after receiving the approval of the appropriate federal bank regulatory agency. A national or state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

New York Regulation. Under the New York Banking Law, certain companies owning or controlling banks are regulated as bank holding companies. For the purposes of the Banking Law, the term "bank holding company," is defined generally to include any "company" that, directly or indirectly, either (a) controls the election of a majority of the directors or (b) owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if Rome Bancorp is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. The term "company" is defined to include corporations, partnerships and other types of business entities, chartered or doing business in New York, and the term "banking institution" is defined to include commercial banks, stock savings banks and stock savings and loan associations. A company controlling, directly or indirectly, only one banking institution in New York will not be deemed to be a bank holding company for the purposes of the Banking Law. Under the Banking Law, the prior approval of the Banking Department is required before:

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

Additionally, certain restrictions apply to New York bank holding companies regarding the acquisition of banking institutions that have been chartered for five years or less and are located in smaller communities. Directors, officers and employees of a New York bank holding company are subject to limitations regarding their affiliation with securities underwriting or distribution firms and with other bank holding companies, and directors and executive officers are subject to limitations regarding loans obtained from certain of the holding company's banking subsidiaries. Although Rome Bancorp will not be a bank holding company for purposes of the New York Banking Law upon the effective date of the conversion, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

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

Federal Restrictions. In connection with its approval of the reorganization, the FRB imposed certain conditions on the waiver by Rome, MHC of dividends paid on Rome Bancorp's common stock. In particular, the FRB is expected to require that Rome, MHC obtain the prior approval of the FRB before Rome, MHC may waive any dividends from Rome Bancorp. As of the date of this report, Rome Savings is not aware that the FRB has given its approval to any waiver of dividends by any mutual holding company that has requested such approval.

The terms of the FRB approval of the reorganization also required that the amount of any dividends waived by Rome, MHC will not be available for payment to its public stockholders of Rome Bancorp (i.e., stockholders except for Rome, MHC) and that such amount will be excluded from Rome Bancorp's capital for purposes of calculating dividends payable to the public stockholders. Moreover, Rome Savings is required to maintain the cumulative amount of dividends waived by Rome, MHC in a restricted capital account that would be added to the liquidation account established in the reorganization. This amount would not be available for distribution to public stockholders. The restricted capital account and liquidation account amounts would not be reflected in Rome Savings' financial statements, but would be considered as a notational or memorandum account of Rome Savings. These accounts would be maintained in accordance with the laws, rules, regulations and policies of the Banking Department and the plan of reorganization. The plan of reorganization also provides that if Rome, MHC converts to stock form in the future (commonly referred to as a second-step conversion), any waived dividends would reduce the percentage of the converted company's shares of common stock issued to public stockholders in connection with any such transaction. Although the Office of Thrift Supervision has proposed rules that would ease the restrictions on the ability of federally-chartered mutual holding companies to waive dividends payable to them without approval, the FRB has not proposed any such rules.

Other State and Federal Regulation

Rome Bancorp's Common Stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Rome Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Rome Bancorp is subject to extensive federal consumer privacy legislation and regulations of functional financial regulators thereunder. The applicable legislative and regulatory requirements include, among other things, full disclosure of Rome Bancorp's privacy policy to consumers and mandate offering the consumer the ability to "opt out" of having non-public customer information disclosed to unaffiliated third parties. In addition, the applicable federal statute and regulations permit the states to adopt more extensive privacy protections through legislation or regulation. There can be no assurance whether any such legislation or regulation will place additional limitations on Rome Bancorp's operations or adversely affect its earnings.

Numerous other federal and state laws also affect Rome Bancorp's earnings and activities including federal and state consumer protection laws. Legislation may be enacted or regulation imposed in the U.S. or its political subdivisions to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on Rome Bancorp's operations or adversely affect its earnings.

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our business through our executive office, operations center and three banking offices. At December 31, 2000, the net book value of the computer equipment and other furniture, fixtures and equipment of Rome Savings and Rome Bancorp at their offices totaled $818,000. For more information, see Note 5 of Notes to Consolidated Financial Statements.
Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2000
			(In thousands)
Executive Office:
100 West Dominick St. Rome, NY	Owned	1956	$ 866
Branch Offices:
1629 Black River Boulevard Rome, NY	Owned	1963	309
1300 Erie Boulevard Rome, NY	Owned	1997	1,075
82 Seneca Turnpike New Hartford, NY	Owned	1983	103
Accounting Center:
139 West Dominick Street Rome, NY	Owned	1995	403

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR ROME BANCORP'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The following information included in the Rome Bancorp, Inc. 2000 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference: "Market for Rome Bancorp's Common Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information included in the Rome Bancorp, Inc. 2000 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Highlights," on pages 6 through 15 of the Annual Report.

ITEM 7. FINANCIAL STATEMENTS

The following information included in the Annual Report is incorporated herein by reference: "Consolidated Financial Statements and Notes to Consolidated Financial Statements."

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND PRINCIPAL OFFICERS OF ROME BANCORP

The following information included in Rome Bancorp's 2001 Proxy Statement for the 2001 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference: "Proposal 1, Election of Directors" and the following subsections of the section entitled "Information About Board of Directors and Management": "Board of Directors," "Committees of the Board," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 10. EXECUTIVE COMPENSATION

The information set forth in the following subsections of the section entitled "Information About Board of Directors and Management" of the Proxy Statement are incorporated herein by reference: "Directors' Compensation," "Executive Compensation" (including the Summary Compensation Table), "Benefit Plans" and "Transactions with Certain Related Persons."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following subsections of the section entitled "Security Ownership of Certain Beneficial Owners and Management" included in the Proxy Statement are incorporated herein by reference: "Principal Shareholders of Rome Bancorp" and "Security Ownership of Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information included in the Proxy Statement is incorporated herein by reference: "Transactions with Certain Related Persons."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements included in the 2000 Annual Report are incorporated herein by reference:

Consolidated Balance Sheets - At December 31, 2000 and 1999;

Consolidated Statements of Income - Years Ended December 31, 2000 and 1999;

Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years Ended December 31, 2000 and 1999;

Consolidated Statements of Cash Flows - Years Ended December 31, 2000 and 1999; and

Notes to Consolidated Financial Statements - Years Ended December 31, 2000 and 1999

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

4.3 Form of Stock Certificate of Rome Bancorp, Inc.(1)

10.1 Form of Employee Stock Ownership Plan of Rome Bancorp, Inc.(1)

10.2 Form of Executive Employment Agreement, by and between Charles M. Sprock and Rome Bancorp, Inc.(1)

10.3 Form of Benefit Restoration Plan of Rome Bancorp, Inc.(1)

13.1 Annual Report to Shareholders for the Year Ended December 31, 2000.

      Subsidiaries of the Registrant.(1)

      Consent of KPMG LLP

      Rome Bancorp, Inc. 2000 Stock Option Plan filed on April 5, 2000 as Exhibit B to Registrant's Proxy Statement on Schedule 14A, is incorporated herein by reference.

      Rome Bancorp, Inc. 2000 Recognition and Retention Plan filed on April 5, 2000 as Exhibit B to Registrant's Proxy Statement on Schedule 14A, is incorporated herein by reference.

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

By: /s/Charles M. Sprock

President, Chairman of the Board and

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2001
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	March 28, 2001
/s/Bruce R. Engelbert Bruce R. Engelbert	Director	March 28, 2001
/s/David C. Grow David C. Grow	Director	March 28, 2001
/s/Kirk B. Hinman Kirk B. Hinman	Director	March 28, 2001
/s/T. Richard Leidig T. Richard Leidig	Director	March 28, 2001
/s/Richard H. McMahon Richard H. McMahon	Director	March 28, 2001
/s/Michael J. Valentine Michael J. Valentine	Director	March 28, 2001
/s/Marion C. Scoville Marion C. Scoville	Director	March 28, 2001