Form 10QSB
period 2001-03-31
ROME BANCORP INC
filed 2001-05-09
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or l5(d) of the Exchange Act

For the transition period from to _____

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

Outstanding at

Class May 8, 2001

Common Stock, par value $.01 3,126,485

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2001

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

March 31, 2001 and December 31, 2000

(in thousands, except share data)

	March 31,	December 31,
	2001	2000
	(unaudited)
Assets

Cash and due from banks	$ 6,007	6,600
Federal funds sold and other short-term investments	18,840	14,200
Total cash and cash equivalents	24,847	20,800
Securities available for sale, at fair value	45,511	47,403
Securities held to maturity (fair value of $1,848 and $1,854
at March 31, 2001 and December 31, 2000, respectively)	1,767	1,793
Loans	166,171	167,534
Less: Allowance for loan loss	1,513	1,688
Net loans	164,658	165,846
Premises and equipment, net	3,334	3,389
Accrued interest receivable	1,601	1,678
Other assets	3,649	3,922
Total assets	245,367	244,831

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	22,917	23,978
Savings	79,185	78,268
Money market	5,803	5,474
Time	73,741	72,864
Other interest bearing	2,717	2,649
Total deposits	184,363	183,233
Borrowings	19,080	19,635
Other liabilities	3,893	3,916
Total liabilities	207,336	206,784

Shareholders' equity
Common Stock, $.01 par value; authorized: 5,000,000 shares;
issued: 3,400,776 shares; outstanding 3,136,485 shares at
March 31, 2001 and 3,170,985 shares at December 31, 2000	34	34
Additional paid-in capital	10,221	10,216
Retained earnings	30,687	30,347
Treasury stock, at cost (264,291 shares at March 31, 2001 and
229,791 shares at December 31, 2000)	(2,146)	(1,722)
Accumulated other comprehensive income	250	216
Unallocated shares of employee stock ownership plan (ESOP); 113,314
shares at March 31, 2001 and 115,536 shares at December 31, 2000	(793)	(809)
Unearned compensation	(222)	(235)
Total shareholders' equity	38,031	38,047
Total liabilities and shareholders' equity	$ 245,367	244,831

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2001 and 2000

(unaudited, in thousands, except share data)

	For the three months ended
		March 31,
	2001		2000
Interest income:
Loans	$ 3,442		2,960
Securities	641		832
Other short-term investments	235		89
Total interest income	4,318		3,881

Interest expense:
Deposits	1,669		1,591
Borrowings	323		-
Total interest expense	1,992		1,591

Net interest income	2,326		2,290

Provision for loan losses	-		-
Net interest income after provision for loan losses	2,326		2,290

Total non-interest income	131		234

Non-interest expense:
Salaries and employee benefits	929		926
Building, occupancy and equipment	330		318
Other	381		468
Total non-interest expense	1,640		1,712

Income before income tax expense	817		812
Income tax expense	265		274
Net income	$ 552		538

Basic earnings per share	$ 0.18		0.16
Diluted earnings per share	$ 0.18		0.16

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For the Three Months Ended March 31, 2001

(in thousands, except share data)

					Accumulated
		Additional			other	Unallocated
	Common	paid-in	Retained	Treasury	comprehensive	ESOP	Unearned
	stock	capital	earnings	stock	income	shares	compensation	Total

Balances at December 31, 2000	$ 34	10,216	30,347	(1,722)	216	(809)	(235)	38,047
Comprehensive income:
Net income	-	-	552	-	-	-	-	552
Other comprehensive income	-	-	-	-	34	-	-	34
Total comprehensive income								586
Purchase of treasury stock (34,500 shares)	-	-	-	(424)	-	-	-	(424)
Amortization of Unearned Compensation	-	-	-	-	-	-	13	13
Dividends paid ($0.07 per share)	-	-	(214)	-	-	-	-	(214)
ESOP shares released for
allocation (2,222 shares)	-	5	2	-	-	16	-	23

Balances at March 31, 2001	$ 34	10,221	30,687	(2,146)	250	(793)	(222)	38,031

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2001 and 2000

(unaudited, in thousands)

	2001	2000
Cash flows from operating activities:
Net income	$ 552	538
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	108	124
Decrease (increase) in accrued interest receivable	77	(68)
Net gains on sales of real estate owned	-	(4)
Net accretion on securities	(14)	(10)
Decrease in other liabilities	(23)	(9)
Decrease in other assets	295	63
Allocation of ESOP shares	23	15
Amortization of Unearned Compensation	13	-

Net cash provided by operating activities	1,031	649

Cash flows from investing activities:
Net decrease (increase) in loans	1,143	(2,577)
Proceeds from maturities and principal reductions of
securities available for sale	4,216	288
Purchases of securities available for sale	(2,255)	(2,655)
Purchases of securities held to maturity	-	(522)
Proceeds from maturities and principal reductions of
securities held to maturity	28	531
Proceeds from sales of real estate owned	-	39
Additions to premises and equipment	(53)	(46)

Net cash provided by (used in) investing activities	3,079	(4,942)

Cash flows from financing activities:
Increase (decrease) in time deposits	877	(2,838)
Increase in other deposits	253	2,836
Repayments of borrowings	(555)	-
Purchase of treasury stock	(424)	-
Dividends	(214)	(172)

Net cash used in financing activities	(63)	(174)

Net increase (decrease) in cash and cash equivalents	4,047	(4,467)
Cash and cash equivalents at beginning of period	20,800	16,061

Cash and cash equivalents at end of period	$ 24,847	11,594

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of March 31, 2001 and December 31, 2000 and for the three-month periods ended March 31, 2001 and 2000. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

Rome Bancorp, Inc. believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

The data in the condensed consolidated balance sheet for December 31, 2000 was derived from the Company's 2000 Annual Report on Form 10-KSB. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the 2000 consolidated financial statements, including the notes thereto.

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

  Earnings Per Share

The following summarizes the computation of earnings per share for the three-month periods ended March 31, 2001 and 2000 (in thousands, except share data):

	2001	2000
Basic earnings per share:
Income available to common shareholders	$ 552	538
Weighted average basic shares outstanding	3,009	3,276

Basic earnings per share	$ 0.18	0.16

Diluted earnings per share:
Income available to common shareholders	$ 552	538
Weighted average basic shares outstanding	3,009	3,276
Effect of dilutive securities:
Stock options	45	-
Unearned compensation	8	-
Weighted average diluted shares outstanding	3,062	3,276

Diluted earnings per share	$ 0.18	0.16

  Comprehensive Income (Loss)

	Three months ended March 31,
	2001	2000
Net change in unrealized gain (loss) on
available-for-sale securities	$ 57	(373)
Deferred tax expense (benefit)	23	(149)

Other comprehensive
income (loss), net of tax	$ 34	(224)

  Recent Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. This standard requires that all derivative financial instruments be measured at fair value and recognized in the statement of condition as either assets or liabilities. Changes in the fair value of the derivative financial instruments will be reported in either earnings or comprehensive income, depending on the use of the derivative and whether or not it qualifies for hedge accounting. Consequently, there may be increased volatility in net income and shareholders' equity on an ongoing basis as a result of accounting for derivatives in accordance with the standards.

The Company adopted the standards on January 1, 2001 and the initial adoption did not have a material effect on the Company's consolidated financial statements. The Company does not currently utilize derivative financial instruments, accordingly, all disclosures required by the standards have been omitted.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces identically titled SFAS No. 125 and carries forward most of SFAS No. 125's provisions without change. It does revise accounting standards for securitizations and certain other transfers of financial assets and collateral. The statement is generally applied prospectively to transactions and servicing activities occurring after March 31, 2001, although provisions with respect to collateral and certain disclosure requirements were adopted on December 31, 2000 and did not have a material impact on the consolidated financial statements of the Company. The remaining provisions of this statement were adopted on April 1, 2001 and the initial adoption did not have a material impact on the consolidated financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this discussion and in future filings by Rome Bancorp, Inc. with the Securities and Exchange Commission, in Rome Bancorp, Inc. press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp, Inc. wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp, Inc. actual results, and could cause Rome Bancorp, Inc. actual financial performance to differ materially from that expressed in any forward-looking statement: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; (6) competitors may have greater financial resources and developed products that enable such competitors to compete more successfully than the Company; and (7) adverse changes may occur in the securities markets or with respect to inflation. The foregoing list should not be construed as exhaustive, and Rome Bancorp, Inc. disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000:

Total assets at March 31, 2001 were $245.4 million, virtually unchanged from $244.8 million at December 31, 2000. Federal funds sold and other short-term investments increased $4.6 million or 32.7% from $14.2 million at December 31, 2000 to $18.8 million at March 31, 2001. Securities available for sale decreased $1.9 million or 4.0% from $47.4 million at December 31, 2000 to $45.5 million at March 31, 2001. The fluctuations in federal funds sold and other short-term investments and securities available for sale is due to funds from maturities and principal reductions of securities available for sale being held in federal funds sold awaiting redeployment into more profitable assets.

Total deposits increased $1.2 million or 0.7% from $183.2 million to $184.4 million at March 31, 2001. The increase in deposits is due to an increase in savings, money market and time deposits partially offset by a decrease in non-interest bearing deposits. Savings deposits increased $917,000 or 1.2% from $78.3 million at December 31, 2000 to $79.2 million at March 31, 2001. Money market deposits increased $329,000 or 6.0% from $5.5 million at December 31, 2000 to $5.8 million at March 31, 2001. Time deposits increased $877,000 or 1.2% from $72.9 million at December 31, 2000 to $73.7 million at March 31, 2001. Partially offsetting the increase in savings, money market and time deposits was a $906,000 or 3.8% decrease in non-interest bearing deposits from $24.0 million at December 31, 2000 to $23.1 million at March 31, 2001. Management attributes the increase in total deposits to the Company's rates on deposit accounts being slightly higher than average rates offered by local competitors.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000

General

Net income for the three-months ended March 31, 2001 was $552,000 or $0.18 per share, representing an increase of $14,000 or 2.6% compared to $538,000 or $0.16 per share for the same period in 2000. The increase in net income resulted primarily from a $36,000 increase in net interest income and a $72,000 decrease in non-interest expense, partially offset by a $103,000 decrease in non-interest income. The increase in net interest income was caused by a $437,000 increase in total interest income, partially offset by a $401,000 increase in total interest expense. Earnings per share increased $0.02 per share or 12.5% primarily due to a decrease in the number of shares outstanding as a result of the Company's stock repurchase plan to purchase up to 10% of issued and outstanding shares.

Interest Income

Interest income increased from $3.9 million for the quarter ended March 31, 2000 to $4.3 million for the quarter ended March 31, 2001. The increase in interest income is primarily due to an increase in the average balance of loans for the quarter ended March 31, 2001 compared to the same quarter in 2000. Average loans increased from $142.6 million in the first quarter of 2000 to $165.0 million in the first quarter of 2001. This increase is primarily due to $20.2 million in loans purchased with recourse from other financial institutions in the third and fourth quarters of 2000. The increase in average loans resulted in a $482,000 increase in interest income on loans. Interest income on securities decreased $191,000 from $832,000 for the quarter ended March 31, 2000 to $641,000 for the quarter ended March 31, 2001 reflecting a decrease in the average balance of securities from $59.8 million for the three-month period ended March 31, 2000 to $48.2 million for the three-month period ended March 31, 2001. This decrease was partially offset by a $146,000 increase in interest income on federal funds sold and other short-term investments from $89,000 for the quarter ended March 31, 2000 to $235,000 for the quarter ended March 31, 2001.

Interest Expense

Interest expense increased from $1.6 million for the quarter ended March 31, 2000 to $2.0 million for the quarter ended March 31, 2001. The increase in interest expense was primarily a result of the Company having no outstanding borrowings in the first quarter of 2000 compared to average borrowings of $19.3 million for the quarter ended March 31, 2001. The increase in borrowings caused a $323,000 increase in interest expense. These borrowings were used to fund the purchase of loans discussed above. The increase in interest expense was also caused by an increase in rates paid on time deposits. The average rate on time deposits for the quarter ended March 31, 2001 was 5.61% compared to 4.95% for the quarter ended March 31, 2000. This increase in rate caused a $107,000 increase in interest expense.

Provision for Loan Losses

The Company did not make any provision for loan losses in the three-month periods ended March 31, 2001 and 2000. Due to net charge-offs, the allowance for loan losses as a percent of loans decreased from 1.01% at December 31, 2000 to 0.91% at March 31, 2001. The allowance for loan losses as a percent of non-performing loans increased from 125.4% at December 31, 2000 to 158.6% at March 31, 2001. This increase is due to a decline in non-performing loans from $1.3 million at December 31, 2000 to $954,000 at March 31, 2001. Excluding the $18.7 million remaining principal of recourse loans results in an allowance to loans ratio of 1.03% at March 31, 2001.

In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company's market area, which can impact the inherent risk of loss in the Company's loan portfolio.

Non-interest Income and Non-interest Expense

The decrease in non-interest income was caused by a $112,000 decline in the fair value of assets in which Directors' deferred compensation is invested. A comparable decrease in non-interest expense is reflected since the Company's liability for Directors' deferred compensation also decreased by the same decline in fair value.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At March 31, 2001, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and an amortizing note totaling $19.1 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the three-month period ended March 31, 2001 the Company originated loans of approximately $6.0 million and for the three-month period ended March 31, 2000, the Company originated loans of approximately $13.0 million. Purchases of securities were $2.3 million for the three-month period ending March 31, 2001 and $3.2 million for the same period in 2000.

At March 31, 2001, the Company had loan commitments to borrowers of approximately $3.9 million, and available letters and lines of credit of approximately $5.3 million. Total deposits were $184.4 million at March 31, 2001, an increase of $1.2 million from $183.2 million at December 31, 2000.

Time deposit accounts scheduled to mature within one year were $51.2 million at March 31, 2001. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At March 31, 2001, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at March 31, 2001 was $37.5 million and $33.8 million, respectively, or 15.4% and 13.8% of average assets, respectively. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $12.2 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At March 31, 2001, the Bank had a total risk-based capital ratio of 21.7%.

The Company paid cash dividends of $0.07 and $.0525 per share during the three-month periods ended March 31, 2001 and 2000, respectively. During the three-month period ended March 31, 2001, the Company repurchased 34,500 shares of common stock at a cost of $424,000.

The Company does not anticipate any material capital expenditures, nor does it have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) Reports on Form 8-K

None.