Form 10QSB
period 2001-06-30
ROME BANCORP INC
filed 2001-08-13
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

Class July 31, 2001

Common Stock, par value $.01 3,116,405

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2001

TABLE OF CONTENTS
SIGNATURES	16

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

June 30, 2001 and December 31, 2000

(in thousands, except share data)

	June 30,	December 31,
	2001	2000
	(unaudited)
Assets

Cash and due from banks	$ 5,226	6,600
Federal funds sold and other short-term investments	19,424	14,200
Total cash and cash equivalents	24,650	20,800
Securities available for sale, at fair value	46,193	47,403
Securities held to maturity (fair value of $1,809 and $1,854
at June 30, 2001 and December 31, 2000, respectively)	1,734	1,793
Loans	167,291	167,534
Less: Allowance for loan loss	1,570	1,688
Net loans	165,721	165,846
Premises and equipment, net	3,258	3,389
Accrued interest receivable	1,636	1,678
Other assets	3,765	3,922
Total assets	246,957	244,831

Liabilities & Shareholders' Equity

Liabilities
Deposits:
Non-interest bearing	23,457	23,978
Savings	79,773	78,268
Money market	5,992	5,474
Time	74,461	72,864
Other interest bearing	2,733	2,649
Total deposits	186,416	183,233
Borrowings	18,516	19,635
Other liabilities	3,919	3,916
Total liabilities	208,851	206,784

Shareholders' equity
Common stock, $.01 par value; authorized: 5,000,000 shares;
issued: 3,400,776 shares; outstanding 3,111,485 shares at
June 30, 2001 and 3,170,985 shares at December 31, 2000	34	34
Additional paid-in capital	10,231	10,216
Retained earnings	31,036	30,347
Treasury stock, at cost (289,291 shares at June 30, 2001 and
229,791 shares at December 31, 2000)	(2,515)	(1,722)
Accumulated other comprehensive income	307	216
Unallocated shares of employee stock ownership plan (ESOP); 111,092
shares at June 30, 2001 and 115,536 shares at December 31, 2000	(778)	(809)
Unearned compensation	(209)	(235)
Total shareholders' equity	38,106	38,047
Total liabilities and shareholders' equity	$ 246,957	244,831

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months and Six Months Ended June 30, 2001 and 2000

(unaudited, in thousands, except share data)

	For the three months ended			For the six months ended
		June 30,			June 30,
	2001		2000	2001		2000
Interest income:
Loans	$ 3,444		2,995	6,886		5,955
Securities	589		796	1,230		1,628
Other short-term investments	227		113	461		201
Total interest income	4,260		3,904	8,577		7,784

Interest expense:
Deposits	1,504		1,583	3,173		3,174
Borrowings	316		-	639		-
Total interest expense	1,820		1,583	3,812		3,174

Net interest income	2,440		2,321	4,765		4,610

Provision for loan losses	-		-	-		-
Net interest income after provision for loan losses	2,440		2,321	4,765		4,610

Non-interest income:
Net gain (loss) on securities transactions	-		(86)	-		(86)
Other	306		256	437		490
Total non-interest income	306		170	437		404

Non-interest expense:
Salaries and employee benefits	878		904	1,807		1,830
Building, occupancy and equipment	316		311	646		629
Other	715		791	1,096		1,258
Total non-interest expense	1,909		2,006	3,549		3,717

Income before income tax expense	837		485	1,653		1,297
Income tax expense	275		95	539		369
Net income	$ 562		390	1,114		928

Basic earnings per share	$ 0.19		0.12	0.37		0.29
Diluted earnings per share	$ 0.18		0.12	0.36		0.29

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For the Six Months Ended June 30, 2001

(in thousands, except share data)

					Accumulated
		Additional			other	Unallocated
	Common	paid-in	Retained	Treasury	comprehensive	ESOP	Unearned
	stock	capital	earnings	stock	income	shares	compensation	Total

Balances at December 31, 2000	$ 34	10,216	30,347	(1,722)	216	(809)	(235)	38,047
Comprehensive income:
Net income	-	-	1,114	-	-	-	-	1,114
Other comprehensive income	-	-	-	-	91	-	-	91
Total comprehensive income								1,205
Purchase of treasury stock (59,500 shares)	-	-	-	(793)	-	-	-	(793)
Amortization of Unearned Compensation	-	-	-	-	-	-	26	26
Dividends paid ($0.14 per share)	-	-	(427)	-	-	-	-	(427)
ESOP shares released for
allocation (4,444 shares)	-	15	2	-	-	31	-	48

Balances at June 30, 2001	$ 34	10,231	31,036	(2,515)	307	(778)	(209)	38,106

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2001 and 2000

(unaudited, in thousands)

	2001	2000
Cash flows from operating activities:
Net income	$ 1,114	928
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	209	245
Decrease (increase) in accrued interest receivable	42	(27)
Net loss on securities transactions	-	86
Net (gains) losses on sales of real estate owned	(5)	1
Net accretion on securities	(25)	(23)
Increase in other liabilities	3	60
Decrease (increase) in other assets	96	(54)
Allocation of ESOP shares	48	30
Amortization of Unearned Compensation	26	-

Net cash provided by operating activities	1,508	1,246

Cash flows from investing activities:
Net decrease (increase) in loans	61	(4,201)
Proceeds from sale of education loans	19	266
Proceeds from sales of securities available for sale	-	2,532
Proceeds from maturities and principal reductions of
securities available for sale	8,560	4,775
Purchases of securities available for sale	(7,175)	(5,099)
Purchases of securities held to maturity	-	(1,040)
Proceeds from maturities and principal reductions of
securities held to maturity	61	554
Proceeds from sales of real estate owned	50	182
Additions to premises and equipment	(78)	(67)

Net cash provided by (used in) investing activities	1,498	(2,098)

Cash flows from financing activities:
Increase (decrease) in time deposits	1,597	(5,513)
Increase in other deposits	1,586	6,323
Repayments of borrowings	(1,119)	-
Purchase of treasury stock	(793)	(1,518)
Dividends	(427)	(335)

Net cash used in financing activities	844	(1,043)

Net increase (decrease) in cash and cash equivalents	3,850	(1,895)
Cash and cash equivalents at beginning of period	20,800	16,061

Cash and cash equivalents at end of period	$ 24,650	14,166

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of June 30, 2001 and December 31, 2000 and for the three-month and six-month periods ended June 30, 2001 and 2000. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform to the current period's presentation.

  Earnings Per Share

The following summarizes the computation of earnings per share for the three-month and six-month periods ended June 30, 2001 and 2000 (in thousands, except share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2001	2000	2001	2000
Basic earnings per share:
Income available to common shareholders	$ 562	390	1,114	928
Weighted average basic shares outstanding	2,979	3,164	2,994	3,220

Basic earnings per share	$ 0.19	0.12	0.37	0.29

Diluted earnings per share:
Income available to common shareholders	$ 562	390	1,114	928
Weighted average basic shares outstanding	2,979	3,164	2,994	3,220
Effect of dilutive securities:
Stock options	54	-	50	-
Unearned compensation	10	-	9	-
Weighted average diluted shares outstanding	3,043	3,164	3,053	3,220

Diluted earnings per share	$ 0.18	0.12	0.36	0.29

  Comprehensive Income (Loss)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2001	2000	2001	2000
Net change in unrealized gain (loss) on
available-for-sale securities	95	180	152	(193)
Reclassification adjustment for net realized
loss included in net income	-	86	-	86

Other comprehensive income (loss), before tax	95	266	152	(107)
Deferred tax expense (benefit)	38	106	61	(43)

Other comprehensive
income (loss), net of tax	$ 57	160	91	(64)

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations competed after June 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.

As of June 30, 2001, the Company has no unamortized goodwill; therefore, there will be no impact of adopting these statements on the Company's financial statements.

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

Comparison of Financial Condition at June 30, 2001 and December 31, 2000:

Total assets at June 30, 2001 were $247.0 million, a slight increase from $244.8 million at December 31, 2000. Federal funds sold and other short-term investments increased $5.2 million or 36.8% from $14.2 million at December 31, 2000 to $19.4 million at June 30, 2001. Securities available for sale decreased $1.2 million or 2.6% from $47.4 million at December 31, 2000 to $46.2 million at June 30, 2001. The fluctuations in federal funds sold and other short-term investments and securities available for sale is due to funds from maturities and principal reductions of securities available for sale being held in federal funds sold awaiting redeployment into more profitable assets.

Total deposits increased $3.2 million or 1.7% from $183.2 million at December 31, 2000 to $186.4 million at June 30, 2001. The increase in deposits is due to an increase in savings, money market and time deposits partially offset by a decrease in non-interest bearing deposits. Savings deposits increased $1.5 million or 1.9% from $78.3 million at December 31, 2000 to $79.8 million at June 30, 2001. Money market deposits increased $518,000 or 9.5% from $5.5 million at December 31, 2000 to $6.0 million at June 30, 2001. Time deposits increased $1.6 million or 2.2% from $72.9 million at December 31, 2000 to $74.5 million at June 30, 2001. Partially offsetting the increase in savings, money market and time deposits was a $521,000 or 2.2% decrease in non-interest bearing deposits from $24.0 million at December 31, 2000 to $23.5 million at June 30, 2001. Management attributes the increase in total deposits to the Company's rates on deposit accounts being slightly higher than average rates offered by local competitors.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2001 and 2000

General

Net income for the Company for the three-month period ended June 30, 2001 increased 44.1% to $562,000 or $0.19 per basic share, compared to $390,000 or $0.12 per basic share for the same period in 2000. The increase in net income resulted from a $119,000 increase in net interest income, a $136,000 increase in non-interest income and a $97,000 decrease in non-interest expense partially offset by a $180,000 increase in income tax expense. The increase in net interest income was caused by a $356,000 increase in total interest income partially offset by a $237,000 increase in total interest expense. Basic earnings per share increased $0.07 per share or 58.3% primarily due to the increase in net income combined with the effect of the Company's stock buy back program.

Interest Income

Interest income increased from $3.9 million for the three-month period ended June 30, 2000 to $4.3 million for the three-month period ended June 30, 2001. The increase in interest income is primarily due to an increase in the volume of loans for the three-month period ended June 30, 2001 compared to the same period in 2000. Average loans increased from $144.4 million for the three-month period ended June 30, 2000 to $164.8 million for the same period in 2001. This increase is primarily due to $20.2 million in loans purchased with recourse from other financial institutions in the third and fourth quarters of 2000. The increase in average loans resulted in a $433,000 increase in interest income. Interest income on securities decreased $207,000 from $796,000 for the three-month period ended June 30, 2000 to $589,000 for the three-month period ended June 30, 2001 reflecting a decrease in the average balance of securities from $57.3 million for the three-month period ended June 30, 2000 to $47.3 million for the three-month period ended June 30, 2001. The decrease in interest income on securities was also caused by a decrease in the yield on securities on a tax equivalent basis from 6.30% for the three-month period ended June 30, 2000 to 5.48% for the same period in 2001. The decrease in interest income on securities was partially offset by a $114,000 increase in interest income on other short-term investments from $113,000 for the three-month period ended June 30, 2000 to $227,000 for the three-month period ended June 30, 2001.

Interest Expense

Interest expense increased from $1.6 million for the three-month period ended June 30, 2000 to $1.8 million for the three-month period ended June 30, 2001. The increase in interest expense was primarily a result of the Company having no outstanding borrowings in the three-month period ended June 30, 2000 compared to average borrowings of $18.7 million for the three-month period ended June 30, 2001. The increase in borrowings caused a $316,000 increase in interest expense. These borrowings were used to fund the purchase of loans discussed above. The increase in interest expense caused by borrowings was partially offset by a decrease in rates paid on savings deposits. The average rate on savings deposits for the three-month period ended June 30, 2001 was 2.29% compared to 3.11% for the three-month period ended June 30, 2000. This decrease in rate caused a $160,000 decrease in interest expense. Rates paid on time deposits increased from 5.01% for the three-month period ended June 30, 2000 to 5.48% for the three-month period ended June 30, 2001 causing an $88,000 increase in interest expense.

Provision for Loan Losses

The Company did not make any provision for loan losses in the three-month periods ended June 30, 2001 and 2000. Due to net charge-offs, the allowance for loan losses as a percent of loans decreased from 1.01% at December 31, 2000 to 0.94% at June 30, 2001. The allowance for loan losses as a percent of non-performing loans increased from 125.4% at December 31, 2000 to 429.0% at June 30, 2001. This increase is due to a decline in non-performing loans from $1.3 million at December 31, 2000 to $366,000 at June 30, 2001. Excluding $17.8 million remaining principal of recourse loans results in an allowance to loans ratio of 1.05% at June 30, 2001.

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

Non-interest Income and Non-interest Expense

The increase in non-interest income was primarily caused by an $86,000 loss on securities transactions in the three-month period ended June 30, 2000 compared to no gain or loss for the same period in 2001.

The decrease in non-interest expense was primarily caused by a $167,000 decrease in outside consulting expense from $200,000 for the three-month period ended June 30, 2000 to $33,000 for the three-month period ended June 30, 2001. The consulting fees incurred during the three-month period ended June 30, 2000 related to a profit improvement study and implementation of tax strategies.

Income Tax Expense

Income tax expense increased $180,000 from $95,000 for the three-month period ended June 30, 2000 to $275,000 for the three-month period ended June 30, 2001. This increase is primarily due to the increase in pre-tax net income as well as the Company having fewer non-taxable municipal securities in 2001 compared to 2000.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2001 and 2000

General

Net income for the Company for the six-month period ended June 30, 2001 was $1.1 million or $0.37 per basic share, representing an increase of $186,000 or 20.0% compared to $928,000 or $0.29 per basic share for the same period in 2000. The increase in net income resulted primarily from a $155,000 increase in net interest income and a $168,000 decrease in non-interest expense partially offset by a $170,000 increase in income tax expense. The increase in net interest income was caused by a $793,000 increase in total interest income partially offset by a $638,000 increase in total interest expense. Basic earnings per share increased $0.08 per share or 27.6% primarily due to the increase in net income.

Interest Income

Interest income increased from $7.8 million for the six-month period ended June 30, 2000 to $8.6 million for the six-month period ended June 30, 2001. The increase in interest income is primarily due to an increase in the volume of loans for the six-month period ended June 30, 2001 compared to the same period in 2000. Average loans increased from $143.5 million for the six-month period ended June 30, 2000 to $164.9 million for the same period in 2001. This increase is primarily due to the purchase of loans discussed above. The increase in average loans resulted in an $875,000 increase in interest income. Interest income on securities decreased $398,000 from $1.6 million for the six-month period ended June 30, 2000 to $1.2 million for the six-month period ended June 30, 2001 reflecting a decrease in the average balance of securities from $58.6 million for the six-month period ended June 30, 2000 to $47.7 million for the same period in 2001. The decrease in interest income on securities was also caused by a decrease in the yield on securities from 6.29% for the six-month period ended June 30, 2000 to 5.68% for the six-month period ended June 30, 2001. The decrease in interest income on securities was partially offset by a $260,000 increase in interest income on other short-term investments from $201,000 for the six-month period ended June 30, 2000 to $461,000 for the six-month period ended June 30, 2001.

Interest Expense

Interest expense increased from $3.2 million for the six-month period ended June 30, 2000 to $3.8 million for the six-month period ended June 30, 2001. The increase in interest expense was primarily a result of the Company having no outstanding borrowings in the six-month period ended June 30, 2000 compared to average borrowings of $19.0 million for the same period in 2001. The increase in borrowings caused a $639,000 increase in interest expense. These borrowings were used to fund the purchase of loans discussed above.

Provision for Loan Losses

The Company did not make any provision for loan losses in the six-month periods ended June 30, 2001 and 2000 for the same reasons as noted above in the discussion of the three-month periods ended June 30, 2001 and 2000.

Non-interest Expense

The decrease in non-interest expense was primarily caused by a $172,000 decrease in outside consulting expense from $228,000 for the six-month period ended June 30, 2000 to $56,000 for the six-month period ended June 30, 2001 for the same reasons noted above in the discussion of the three-month periods ended June 30, 2001 and 2000.

Income Tax Expense

Income tax expense increased $170,000 from $369,000 for the six-month period ended June 30, 2000 to $539,000 for the six-month period ended June 30, 2001. This increase is due to the same reasons noted above in the discussion of the three-month periods ended June 30, 2001 and 2000.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At June 30, 2001, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and an amortizing note totaling $18.5 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the three-month period ended June 30, 2001 the Company originated loans of approximately $10.0 million and for the three-month period ended June 30, 2000 the Company originated loans of approximately $7.9 million. Purchases of securities were $4.9 million for the three-month period ending June 30, 2001 and $3.0 million for the same period in 2000.

At June 30, 2001, the Company had loan commitments to borrowers of approximately $8.8 million, and available letters and lines of credit of approximately $6.3 million. Total deposits were $186.4 million at June 30, 2001, an increase of $3.2 million from $183.2 million at December 31, 2000.

Time deposit accounts scheduled to mature within one year were $51.1 million at June 30, 2001. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At June 30, 2001, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at June 30, 2001 was $37.6 million and $34.6 million, respectively, or 15.4% and 14.1% of average assets, respectively. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $12.3 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2001, the Bank had a total risk-based capital ratio of 21.5%.

The Company paid cash dividends of $0.07 and $.0525 per share during the three-month periods ended June 30, 2001 and 2000, respectively. During the three-month period ended June 30, 2001, the Company repurchased 25,000 shares of common stock at a cost of $369,000.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders ("Meeting") on May 2, 2001. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1. Election of three directors to serve for a three-year term on the Board of Directors.

The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld	Broker Non-Votes
Bruce R. Engelbert	3,040,687	25,307	-
David C. Grow	3,040,582	25,412	-
T. Richard Leidig	3,040,635	25,359	-

2. Approval of Article IX of the Rome Bancorp, Inc. 2000 Stock Option Plan, allowing for, among other things, acceleration of vesting upon retirement or change in control.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain	Broker Non-Votes
916,222	117,670	1,554	376,642

3. Approval of Article X of the Rome Bancorp, Inc. 2000 Recognition and Retention Plan, allowing for, among other things, acceleration of vesting upon retirement or change in control.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain	Broker Non-Votes
910,984	117,487	1,976	381,642

4. Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2001.

The number of votes cast with respect to this matter was as follows:

For	Against	Abstain	Broker Non-Votes
3,035,994	28,725	1,275	0

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

David C. Nolan

Treasurer and Chief Financial Officer

Date: August 13, 2001