Form 10QSB
period 2001-09-30
ROME BANCORP INC
filed 2001-11-15
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Class October 31, 2001

Common Stock, par value $.01 2,962,045

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS
SIGNATURES	17

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

September 30, 2001 and December 31, 2000

(in thousands, except share data)

	September 30,	December 31,
	2001	2000
	(unaudited)
Assets

Cash and due from banks	$ 5,200	$ 6,600
Federal funds sold and other short-term investments	9,828	14,200
Total cash and cash equivalents	15,028	20,800
Securities available for sale, at fair value	53,007	47,403
Securities held to maturity (fair value of $1,808 and $1,854
at September 30, 2001 and December 31, 2000, respectively)	1,710	1,793
Loans	171,177	167,534
Less: Allowance for loan loss	1,440	1,688
Net loans	169,737	165,846
Premises and equipment, net	3,229	3,389
Accrued interest receivable	1,661	1,678
Other assets	3,625	3,922
Total assets	247,997	244,831

Liabilities & Shareholders' Equity

Liabilities
Deposits:
Non-interest bearing	25,493	23,978
Savings	80,680	78,268
Money market	6,608	5,474
Time	74,403	72,864
Other interest bearing	2,637	2,649
Total deposits	189,821	183,233
Borrowings	17,941	19,635
Other liabilities	4,028	3,916
Total liabilities	211,790	206,784

Shareholders' equity
Common Stock, $.01 par value; authorized: 5,000,000 shares;
issued: 3,400,776 shares; outstanding: 2,968,045 shares at
September 30, 2001 and 3,170,985 shares at December 31, 2000	34	34
Additional paid-in capital	10,291	10,216
Retained earnings	31,319	30,347
Treasury stock, at cost (432,731 shares at September 30, 2001 and
229,791 shares at December 31, 2000)	(5,008)	(1,722)
Accumulated other comprehensive income	529	216
Unallocated shares of employee stock ownership plan (ESOP) 108,870
shares at September 30, 2001 and 115,536 shares at December 31, 2000	(762)	(809)
Unearned compensation	(196)	(235)
Total shareholders' equity	36,207	38,047
Total liabilities and shareholders' equity	$ 247,997	$ 244,831

See accompanying notes to unaudited condensed consolidated financial statements..

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months and Nine Months Ended September 30, 2001 and 2000

(unaudited, in thousands, except share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Interest income:
Loans	$ 3,387	$ 3,120	$ 10,272	$ 9,076
Securities	610	808	1,841	2,436
Other short-term investments	162	120	623	321
Total interest income	4,159	4,048	12,736	11,833

Interest expense:
Deposits	1,476	1,622	4,649	4,796
Borrowings	308	30	946	30
Total interest expense	1,784	1,652	5,595	4,826

Net interest income	2,375	2,396	7,141	7,007

Provision for loan losses	125	50	125	50
Net interest income after provision for loan losses	2,250	2,346	7,016	6,957

Non-interest income:
Net gain (loss) on securities transactions	-	-	-	(86)
Other	258	239	761	684
Total non-interest income	258	239	761	598

Non-interest expense:
Salaries and employee benefits	874	939	2,682	2,769
Building, occupancy and equipment	311	311	956	940
Other	573	592	1,734	1,807
Total non-interest expense	1,758	1,842	5,372	5,516

Income before income tax expense	750	743	2,405	2,039
Income tax expense	257	223	797	592
Net income	$ 493	520	1,608	1,447

Basic earnings per share	$0.17	$0.17	$0.54	$0.46
Diluted earnings per share	$0.16	$0.17	$0.53	$0.46

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For the Nine Months Ended September 30, 2001

(in thousands, except share data)
					Accumulated
		Additional			other	Unallocated
	Common	paid-in	Retained	Treasury	comprehensive	ESOP	Unearned
	stock	capital	earnings	stock	income	shares	compensation	Total

Balances at December 31, 2000	$ 34	$ 10,216	$30,347	$(1,722)	$ 216	$(809)	$(235)	$38,047
Comprehensive income:
Net income			1,608					1,608
Other comprehensive income					313			313
Total comprehensive income								1,921
Purchase of treasury stock (209,500 shares)				(3,343)				(3,343)
Exercise of stock options and related tax benefit (6,560 shares)		9		57				66
Amortization and tax benefits of unearned Compensation		40					39	79
Dividends paid ($0.14 per share)			(640)					(640)
ESOP shares released for		26	4			47		77
allocation (6,666 shares)

Balances at September 30, 2001	$ 34	$10,291	$31,319	$(5,008)	$529	$(762)	$(196)	$36,207

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000

(unaudited, in thousands)
	2001	2000
Cash flows from operating activities:
Net income	$ 1,608	$ 1,447
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	304	364
Decrease (increase) in accrued interest receivable	17	(123)
Provision for loan losses	125	50
Net loss on securities transactions	-	86
Net (gains) losses on sales of real estate owned	(5)	8
Net accretion on securities	(30)	(42)
Increase in other liabilities	112	203
Decrease (increase) in other assets	129	23
Allocation of ESOP shares	77	47
Amortization of Unearned Compensation	39	13
Tax benefit from exercise of stock options	17	0
Net cash provided by operating activities	2,393	2,076

Cash flows from investing activities:
Purchased loans	-	(10,180)
Net (increase) in loans	(4,125)	(6,435)
Proceeds from sale of education loans	64	308
Proceeds from sales of securities available for sale	-	2532
Proceeds from maturities and principal reductions of
securities available for sale	12,710	5113
Purchases of securities available for sale	(17,767)	(7,121)
Purchases of securities held to maturity	-	(1,040)
Proceeds from maturities and principal reductions of
securities held to maturity	87	577
Proceeds from sales of real estate owned	50	271
Additions to premises and equipment	(144)	(84)
Net cash used in investing activities	(9,125)	(16,059)

Cash flows from financing activities:
Increase (decrease) in time deposits	1,539	(5,194)
Increase in other deposits	5,049	6,001
Repayments of borrowings	(1694)	10,000
Purchase of treasury stock	(3,343	(1,258)
Dividends	(640)	(498)
Exercise of stock options (6,560 shares)	49	-
Net cash used in financing activities	960	9,051

Net (decrease) in cash and cash equivalents	(5,772)	(5,192)
Cash and cash equivalents at beginning of period	20,800	16,061
Cash and cash equivalents at end of period	$ 15,028	$ 10,869

	2001	2000
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Change in securities purchased not settled	$ 0	$ (1,298)
Transfer of loans to real estate owned	45	97
Cash paid during the period for:
Interest	5,595	4,826
Income taxes	470	415

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of September 30, 2001 and December 31, 2000 and for the three-month and nine-month periods ended September 30, 2001 and 2000. Material intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

  Earnings Per Share

The following summarizes the computation of earnings per share for the three-month and nine-month periods ended September 30, 2001 and 2000 (in thousands, except share data):

	For the three months ended		For the six months ended
	September 30,			September 30,
	2001	2000	2001	2000
Basic earnings per share:
Income available to common shareholders	$ 493	520	$ 1,608	$ 1,447
Weighted average basic shares outstanding	2,966	3,068	2,985	3,165

Basic earnings per share	0.17	0.17	0.54	0.46

Diluted earnings per share:
Income available to common shareholders	$ 493	$ 520	$ 1,608	$ 1,447
Weighted average basic shares outstanding	2966	3068	2,985	3,165
Effect of dilutive securities:
Stock options	56	-	52	-
Unearned compensation	9	-	9	-
Weighted average diluted shares outstanding	3,031	3,068	3,046	3,165

Diluted earnings per share	$ 0.16	$ 0.17	$ 0.53	$ 0.46

  Comprehensive Income

	For the three months ended		For the nine months ended
	September 30,			September 30,
	2001	2000	2001	2000
Net change in unrealized gain on
available-for-sale securities	$ 369	$ 316	$ 521	$ 124
Reclassification adjustment for net realized
loss included in net income	-	-	-	86

Other comprehensive income, before tax	370	316	521	210
Deferred tax expense	148	126	208	84
Other comprehensive
Income, net of tax	$ 222	$ 190	$ 313	$ 126

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations competed after September 30, 2001. SFAS No. 141 also specifies criteria that must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually.

The Company is required to adopt the provisions of SFAS No. 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after September 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.

As of September 30, 2001, the Company has no unamortized goodwill or acquired intangibles; therefore, there will be no impact of adopting these statements on the Company's financial statements.

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

Comparison of Financial Condition at September 30, 2001 and December 31, 2000:

Total assets at September 30, 2001 were $248.0 million, a $3.2 million, or 1.3% increase from $244.8 million at December 31, 2000. Securities available for sale increased $5.6 million or 11.8% from $47.4 million at December 31, 2000 to $53.0 million at September 30, 2001. The increase principally represented purchases of $17.8 million less maturities of $12.7 million, and an increase in their fair market value of $521,000 at September 30, 2001 in comparison to December 31, 2000. Total loans increased $3.7 million or 2.2% from $167.5 million at December 31, 2000 to $171.2 million at September 30, 2001. The increase was principally the result of a $1.9 million increase in commercial real estate loans and a $1.5 million increase in consumer loans.

Total deposits increased $6.6 million or 3.6% from $183.2 million at December 31, 2000 to $189.8 million at September 30, 2001. All deposit categories experienced moderate growth except for other interest bearing deposits which decreased slightly. Management attributes the increase in total deposits to its active marketing of non-interest bearing demand deposit accounts and a limited shift in consumer preferences away from equity markets to insured bank deposits.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2001 and 2000

General

Net income for the Company for the three-month period ended September 30, 2001 was $493,000 or $0.17 per basic share, representing a decrease of $27,000 or 5.2% compared to $520,000 or $0.17 per basic share for the same period in 2000. The decrease in net income resulted from a $21,000 decrease in net interest income, a $75,000 increase in loan loss provisions, and a $34,000 increase in income tax expense partially offset by a $19,000 increase in non-interest income and a $84,000 decrease in non-interest expense. The decrease in net interest income was caused by a $132,000 increase in total interest expense partially offset by a $111,000 increase in total interest income. Basic earnings per share remained the same despite the decrease in net income as a result of a decrease in the weighted average number of shares outstanding to 2,966,472 in comparison to 3,068,116 for the same period in 2000 primarily as a result of the Company's stock repurchase program.

Interest Income

Interest income increased from $4.0 million for the three-month period ended September 30, 2000 to $4.2 million for the three-month period ended September 30, 2001. The increase in interest income was the result of a $267,000 increase in interest on loans and a $42,000 increase in interest on short-term investments offset in part by a $198,000 reduction in interest income on securities.

The increase in interest income on loans was primarily due to an increase in the volume of loans for the three-month period ended September 30, 2001 compared to the same period in 2000. Average loans increased from $147.9 million for the three-month period ended September 30, 2000 to $167.5 million for the same period in 2001. This increase was primarily due to $20.2 million in loans purchased with recourse from other financial institutions in the third and fourth quarters of 2000. The increase in average loans resulted in a $400,000 increase in interest income. Partially offsetting the increase in interest income from the increase in average loans was a decline in the yield on loans from 8.39% for the three-month period September 30, 2000 to 8.02% for the three-month period ended September 30, 2001. The decline in yield resulted in a $133,000 reduction in interest income. The decrease in the yield on loans was directly attributable to the general decline in interest rates during this period.

The decrease in interest income on securities reflected a decrease in the average balance of securities from $58.2 million for the three-month period ended September 30, 2000 to $47.4 million for the three-month period ended September 30, 2001. The decrease in interest income on securities was also caused by a decrease in the yield on securities on a tax equivalent basis from 6.24% for the three-month period ended September 30, 2000 to 5.58% for the same period in 2001.

Interest Expense

Interest expense increased from $1.7 million for the three-month period ended September 30, 2000 to $1.8 million for the three-month period ended September 30, 2001. The increase in interest expense was primarily a result of the Company having outstanding borrowings of only $1.7 million in the three-month period ended September 30, 2000 compared to $18.2 million for the three-month period ended September 30, 2001. The increase in borrowings caused a $278,000 increase in interest expense. These borrowings were used to fund the purchase of loans discussed above.

The increase in interest expense caused by borrowings was partially offset by a decrease in the cost of deposits from $1.6 million for the three-month period ended September 30, 2000 to $1.5 million for the three-month period ended September 30, 2001. The decrease in interest expense on deposits was primarily a result of a decline in the average cost from 4.03% for the three-month period ended September 30, 2000 to 3.59% for the three-month period ended September 30, 2001. Partially offsetting the decline in interest expense from the decrease in average cost, was an increase in the deposits average balance from $160.1 million for the three-month period ended September 30, 2000 to $163.4 million for the three-month period ended September 30, 2001. The decrease in the average cost of deposits was primarily a result of a decrease in the average rate paid on savings deposits to 2.29% for the three-month period ended September 30, 2001 in comparison to 3.12% for the three-month period ended September 30, 2000. The increase in the average balance of interest-bearing deposits is attributed to a limited shift in consumer preferences away from equity markets to insured bank deposits.

Provision for Loan Losses

The Company made a $125,000 provision for loan losses for the three months ended September 30, 2001 in comparison to $50,000 for the same period in 2000. The increase in the provision for loan losses reflects increased net charge-offs during 2001. It also reflects deteriorating economic conditions as a result of a nation-wide economic slowdown and the consequent uncertainty created by the slow-down's impact on the Company's loan portfolio.

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

Non-interest Income and Non-interest Expense

Non-interest income increased from $239,000 for the three-month period ended September 30, 2000 to $258,000 for the three-month period ended September 30, 2001. The increase in non-interest income was principally related to an increase in checking account fees on commercial checking accounts.

Non-interest expense decreased $84,000 to $1.8 million for the three-month period ended September 30, 2001 as a result of a $65,000 decrease in salaries and employee benefits and a $19,000 decrease in other corporate expenses. The $65,000 decrease in salaries and employee benefits was principally related to a decrease in the Company's pension expense.

Income Tax Expense

Income tax expense increased $34,000 from $223,000 for the three-month period ended September 30, 2000 to $257,000 for the three-month period ended September 30, 2001. This increase is primarily due to the increase in pre-tax net income as well as the Company having fewer non-taxable municipal securities in 2001 compared to 2000.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2001 and 2000

General

Net income for the Company for the nine-month period ended September 30, 2001 was $1.6 million or $0.54 per basic share, representing an increase of $161,000 or 11.1% compared to $1.4 million or $0.46 per basic share for the same period in 2000. The increase in net income resulted from a $134,000 increase in net interest income, a $163,000 increase in non-interest income, and a $144,000 decrease in non-interest expense partially offset by a $75,000 increase in provision for loan losses and a $205,000 increase in income tax expense. The increase in net interest income was caused by a $903,000 increase in total interest income partially offset by a $769,000 increase in total interest expense. Basic earnings per share increased 17.4% to $0.54 per basic share for the nine months ended September 30, 2001 in comparison to $0.46 per basic share for the same period in 2000 as a result of the increase in net income for the Company as well as a decrease in the weighted average number of shares outstanding to 2,984,503 for the nine months ended September 30, 2001 in comparison to 3,165,240 for the same period in 2000. The decrease in weighted average shares outstanding was the result of the Company's stock repurchase program.

Interest Income

Interest income increased from $11.8 million for the nine-month period ended September 30, 2000 to $12.7 million for the nine-month period ended September 30, 2001. The increase in interest income was the result of a $1.2 million increase in interest on loans and a $302,000 increase in interest income on short-term investments offset in part by a $595,000 reduction in interest income on securities.

The increase in interest income on loans was primarily due to an increase in the volume of loans for the nine-month period ended September 30, 2001 compared to the same period in 2000. Average loans increased from $145.0 million for the nine-month period ended September 30, 2000 to $165.8 million for the same period in 2001. This increase is primarily due to the purchase of loans discussed above. The increase in average loans resulted in a $1.3 million increase in interest income. A decline in the yield on loans from 8.36% for the nine-month period September 30, 2000 to 8.29% for the nine-month period ended September 30, 2001 resulted in a $80,000 reduction in interest income. The decrease in the yield on loans was directly attributable to the general decline in interest rates during this period.

The increase in interest income on short-term investments was primarily a result of an increase in their average balance from $7.2 million for the nine-month period ended September 30, 2000 to $19.1 million for the nine-month period ended September 30, 2001 offset in part by a decrease in their average yield from 5.92% for the nine-month period ended September 30, 2000 to 4.37% for the nine-month period ended September 30, 2001.

Interest income on securities decreased $595,000 from $2.4 million for the nine-month period ended September 30, 2000 to $1.8 million for the nine-month period ended September 30, 2001 reflecting a decrease in the average balance of securities from $58.4 million for the nine-month period ended September 30, 2000 to $47.6 million for the same period in 2001. The decrease in interest income on securities was also caused by a decrease in the yield on securities from 6.27% for the nine-month period ended September 30, 2000 to 5.64% for the nine-month period ended September 30, 2001. The decrease in interest income on securities was partially offset by a $302,000 increase in interest income on other short-term investments from $321,000 for the nine-month period ended September 30, 2000 to $623,000 for the nine-month period ended September 30, 2001.

Interest Expense

Interest expense increased from $4.8 million for the nine-month period ended September 30, 2000 to $5.6 million for the nine-month period ended September 30, 2001. The increase in interest expense was primarily a result of the Company having outstanding borrowings of only $586,000 in the nine-month period ended September 30, 2000 compared to $18.7 million for the nine-month period ended September 30, 2001. The increased borrowings were used to fund the purchase of loans discussed above.

Provision for Loan Losses

The Company made a $125,000 provision for loan losses for the nine months ended September 30, 2001 in comparison to $50,000 for the same period in 2000. Management believes the September 30, 2001 allowance for loans losses to be adequate at .84% of total loans.

Non-interest Income and Non-interest Expense

Non-interest income increased from $598,000 for the nine-month period ended September 30, 2000 to $761,000 for the nine-month period ended September 30, 2001. The increase in non-interest income was caused by an $86,000 loss on securities transactions in the nine-month period ended September 30, 2000 compared to no gain or loss for the same period in 2001 and an increase in service charges and fees from $684,000 for the nine-month period ended September 30, 2000 to $761,000 for the nine-month period ended September 30, 2001. The increase in service charges and fees was principally related to the cumulative effect of an increase in amounts charged on checking accounts beginning in the third and fourth quarter of 2000.

Non-interest expense decreased $144,000 to $5.4 million for the nine-month period ended September 30, 2001 principally as a result of $87,000 decrease in salaries and employee benefits and a $73,000 decrease in other corporate expenses. The decrease in salaries and employee benefits was principally related to a decrease in the Company's pension expense. The decrease in other corporate expenses was primarily caused by a $211,000 decrease in outside consulting expense offset in part by a $97,000 increase in expenses related to loan operations. The consulting fees incurred during the nine-month period ended September 30, 2000 related to a profit improvement study and implementation of tax strategies.

Income Tax Expense

Income tax expense increased $205,000 from $592,000 for the nine-month period ended September 30, 2000 to $797,000 for the nine-month period ended September 30, 2001. This increase is due to the same reasons noted above in the discussion of the three-month periods ended September 30, 2001 and 2000.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At September 30, 2001, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and an amortizing note totaling $17.9 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the three-month period ended September 30, 2001 the Company originated loans of approximately $10.9 million and for the three-month period ended September 30, 2000, the Company originated loans of approximately $8.2 million. Purchases of securities were $10.6 million for the three-month period ending September 30, 2001 and $2.0 million for the same period in 2000.

At September 30, 2001, the Company had loan commitments to borrowers of approximately $10.6 million, and available letters and lines of credit of approximately $5.7 million. Total deposits were $189.8 million at September 30, 2001, an increase of $6.6 million from $183.2 million at December 31, 2000.

Time deposit accounts scheduled to mature within one year were $51 million at September 30, 2001. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At September 30, 2001, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at September 30, 2001 was $35.3 million and $32.4 million, respectively, or 14.3% and 13.0% of average assets, respectively. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $12.3 million, or 5.0% of average assets. The Company's and the Bank's total risk-based capital ratio at September 30, 2001 was 20.0% and 21.6%, respectively. To be classified as a well-capitalized bank by the FDIC, the Bank must have a total risk-based capital ratio of 10.0%.

The Company paid cash dividends of $0.07 and $.0525 per share during the three-month periods ended September 30, 2001 and 2000, respectively. During the three-month period ended September 30, 2001, the Company repurchased 150,000 shares of common stock at a cost of $2.6 million.

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

None

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

Date: November 14, 2001