Form 10KSB/A
period 2001-12-31
ROME BANCORP INC
filed 2002-04-05
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Common Stock, par value $0.01 per share
Title of Class

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The revenues for the issuer's fiscal year ended December 31, 2001 were $18,092,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On March 08, 2002: $14,462,431.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Rome Bancorp had 2,919,133 shares outstanding as of March 08, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement pursuant to Regulation 14A to be delivered to the Commission for filing and the 2001 Annual Report to Shareholders for the fiscal year ended December 31, 2001 which has not previously been mailed to the Commission, are incorporated by reference into Parts II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes No X

TABLE OF CONTENTS
		Page
PART I

ITEM 1.	DESCRIPTION OF THE BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	21
ITEM 3.	LEGAL PROCEEDINGS	21
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

PART II

ITEM 5.	MARKET FOR ROME BANCORP'S COMMON STOCK AND RELATED
	SHAREHOLDER MATTERS	22
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	22
ITEM 7.	FINANCIAL STATEMENTS	22
ITEM 8.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	22

PART III

ITEM 9.	DIRECTORS AND PRINCIPAL OFFICERS OF ROME BANCORP	22
ITEM 10.	EXECUTIVE COMPENSATION	22
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	22
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	23
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	23

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

General

Rome Bancorp, Inc. (Rome Bancorp, the Company) is a Delaware corporation organized on June 9, 1999 as the stock holding company for The Rome Savings Bank (Rome Savings), a New York-chartered stock savings bank headquartered in Rome, New York. Rome Bancorp's principal business is to hold the capital stock of Rome Savings.

Rome Savings was originally chartered in 1851 as a New York mutual savings bank headquartered in Rome, New York. Deposits in Rome Savings are insured by the FDIC, and Rome Savings is examined and regulated by the New York State Department of Banking (Department of Banking) and the FDIC. Rome Savings is a community and customer oriented retail savings bank that offers traditional deposit products, residential real estate mortgage loans and consumer, commercial and commercial real estate loans. In addition, Rome Savings purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities and other investments permitted by applicable laws and regulations. At December 31, 2001, Rome Bancorp, Inc. had assets of $247.4 million, deposits of $189.2 million and shareholders' equity of $36.4 million.

Business Strategy

Our revenues are derived principally from interest on our loans and interest and dividends on our investment securities. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Market Area

Operations are conducted out of our executive office in Rome, New York and three branch offices located in Oneida County, New York, two of which are located in Rome and one in New Hartford, New York. As of June 30, 2001, we maintained a 6.41% share of all Oneida County, New York deposits, ranking us sixth in the size of deposits in Oneida County. We also maintained a 41.67% market share of all reported funds on deposit in the City of Rome as of June 30, 2001, making us the largest depository institution in Rome.

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

Lending Activities

General. Rome Savings has a long standing commitment to originate commercial real estate, commercial and consumer loans in addition to a traditional emphasis on residential lending. As of December 31, 2001, we had total loans of $169.2 million. We retain substantially all of the loans that we originate.

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

					At December 31,
	2001		2000		1999		1998		1997
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
					(Dollars in thousands)
Mortgage loans:
One to four family	$ 62,099	36.70%	$ 62,937	37.57%	$ 64,258	44.85%	$ 65,752	48.06%	$ 66,154	49.85%
Commercial real estate	49,266	29.12	47,512	28.36	32,971	23.01	29,499	21.56	28,440	21.43
Construction and land	2,165	1.28	1,047	0.62	1,136	0.79	391	0.29	936	0.70
Total mortgage loans	113,530	67.10	111,496	66.55	98,365	68.65	95,642	69.91	95,530	71.98

Commercial loans	17,602	10.40	17,815	10.63	19,984	13.95	17,271	12.62	15,197	11.45

Consumer loans:
Automobile	20,085	11.87	22,248	13.28	10,376	7.24	9,460	6.92	8,325	6.27
Property improvement	3,018	1.78	2,201	1.31	1,883	1.31	2,108	1.54	2,264	1.71
Education	4,523	2.67	4,648	2.78	4,735	3.30	5,224	3.82	5,226	3.94
Other	10,446	6.18	9,126	5.45	7,945	5.55	7,099	5.19	6,175	4.65
Total consumer loans	38,072	22.50	38,223	22.82	24,939	17.40	23,891	17.47	21,990	16.57

Total loans	169,204	100.00%	167,534	100.00%	143,288	100.00%	136,804	100.00%	132,717	100.00%

Less: Allowance for loan losses	1,597		1,688		1,776		1,956		1,742
Loans, net	$ 167,607		$ 165,846		$ 141,512		$ 134,848		$ 130,975

Loan Maturity. The following table presents the contractual maturity of our commercial loans at December 31, 2001 The table does not include the effect of prepayments or scheduled principal amortization.

At December 31, 2001
Commercial Loans
(In thousands)
Amounts due:
Within one year	$ 8,514
After one year:
One to three years	1,895
Three to five years	3,166
Five to ten years	3,394
Ten to twenty years	633
Over twenty years	-
Total due after one year	9,088
Total commercial loans	$ 17,602

The following table presents, as of December 31, 2001, the dollar amount of all commercial loans, due after December 31, 2002, and whether these loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2002
	Fixed	Adjustable	Total
	(In thousands)

Commercial loans	$ 6,889	2,199	9,088

Residential Mortgage Lending. Rome Savings emphasizes the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner. As of December 31, 2001, loans on one- to four-family residential properties accounted for $62.1 million, or 36.7%, of Rome Savings' total loan portfolio. Of residential mortgage loans outstanding on that date, 27.7% were ARM loans and 72.3% were fixed rate loans.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2001, our commercial real estate loan portfolio consisted of 187 loans, totaling $49.3 million, or 29.1%, of total loans. Most of the commercial real estate portfolio consists of loans which are collateralized by properties in our normal lending area. To a lesser extent, commercial real estate loans are secured by out of market properties. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.25.

Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At December 31, 2001, our commercial loan portfolio consisted of 453 loans, totaling $17.6 million, or 10.4% of total loans.

Consumer Loans. Rome Savings offers a variety of consumer loans. At December 31, 2001, the consumer loan portfolio totaled $38.1 million or 22.5% of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. We expect consumer lending to be an area of steady lending growth, with installment loans continuing to account for the major portion of our consumer lending volume. Automobile loans currently comprise the largest portion at 52.8% of the consumer loan portfolio, which consists primarily of loans for used cars.

Asset Quality

Non-performing Assets. Non-performing assets totaled $755,000 at December 31, 2001 compared with $1.3 million at December 31, 2000.

The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

			At December 31,
	2001	2000	1999	1998	1997
			(Dollars in thousands)
Nonaccruing loans:
Mortgage loans	$ 51	41	224	355	591
Commercial loans	420	1,076	112	439	397
Consumer loans	103	41	22	5	55
Total	574	1,158	358	799	1,043
Accruing loans delinquent 90
days or more	181	188	129	132	431
Total non-performing loans	755	1,346	487	931	1,474
Foreclosed real estate, net	-	-	183	293	1,626
Total non-performing assets	$ 755	1,346	670	1,224	3,100
Non-performing loans to total loans	0.45%	0.80%	0.34%	0.68%	1.11%
Non-performing assets to total assets	0.31%	0.55%	0.30%	0.54%	1.45%

We define the population of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company's recorded investment in loans that are considered impaired totaled $389,000 and $651,000 at December 31, 2001 and 2000, respectively. We had no loans classified as impaired at December 31, 1999.

Allowance for Loan Losses. The following table sets forth activity in Rome Savings' allowance for loan losses and other ratios at or for the dates indicated.

		At or For the Years Ended December 31,
	2001	2000	1999	1998	1997
			(Dollars in thousands)
Balance at beginning of year	$ 1,688	1,776	1,956	1,742	1,708
Provision for loan losses	325	650	175	390	360
Charge-offs:
Mortgage loans	37	36	184	191	290
Commercial loans	341	795	338	111	247
Consumer loans	213	153	88	109	122
	591	984	610	411	659
Recoveries	175	246	255	235	333
Net charge-offs (recoveries)	416	738	355	176	326
Balance at end of year	$ 1,597	1,688	1,776	1,956	1,742
Ratio of net charge-offs to
average loans outstanding
during the period	0.25%	0.49%	0.26%	0.13%	0.24%
Allowance for loan losses as
a percent of loans	0.94%	1.01%	1.24%	1.43%	1.31%
Allowance for loan losses as
a percent of non-performing
loans	211.52%	125.41%	364.68%	210.32%	118.18%

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

For the year ended December 31, 2001, we increased our allowance for loan losses through a $325,000 provision for loan losses based on our evaluation of the items discussed above. Rome Savings believes that its allowance for loan losses accurately reflects the level of risk in its loan portfolio. In addition to the non-performing loans, management has identified, through normal internal credit review procedures, $13.1 million in "potential problem loans" at December 31, 2001. Payments are current on $11.4 million or 86.9% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. Rome Savings will continue to be aggressive in identifying, monitoring and resolving potential problem loans. See "Management's Discussion and Analysis - Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000 - Provision for Loan Losses."

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	At December 31, 2001			At December 31, 2000			At December 31, 1999
		Percentage of	Loans in		Percentage of	Loans in		Percentage of	Loans in
		Allowance to	Each		Allowance to	Each		Allowance to	Each
		Total	Category to		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
Mortgage loans:	(Dollars in thousands)
One to four family	$222	13.90%	36.70%	$231	13.68%	37.57%	$337	18.98%	44.85%
Commercial real estate	762	47.71	29.12	613	36.32	28.36	709	39.92	23.01
Construction & land	0	0.00	1.28	0	0.00	0.62	28	1.58	0.79
Total mortgage loans	984	61.61	67.10	844	50.00	66.55	1,074	60.48	68.65

Commercial loans	391	24.48	10.40	662	39.22	10.63	473	26.63	13.95

Consumer loans	222	13.90	22.50	182	10.78	22.82	229	12.89	17.40

Total allowance for loan losses	$1,597	100.00%	100.00%	$1,688	100.00%	100.00%	$1,776	100.00%	100.00%

	At December 31, 1998			At December 31, 1997
		Percentage of	Loans in		Percentage of	Loans in
		Allowance to	Each		Allowance to	Each
		Total	Category to		Total	Category to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans
Mortgage loans:
One to four family	$331	16.92%	48.06%	$405	23.25%	49.85%
Commercial real estate	792	40.49	21.56	684	39.27	21.43
Construction & land	10	0.51	0.29	7	0.40	0.70
Total mortgage loans	1,133	57.92	69.91	1,096	62.92	71.98

Commercial loans	594	30.37	12.62	440	25.26	11.45

Consumer loans	229	11.71	17.47	206	11.82	16.57

Total allowance for loan losses	$1,956	100.00%	100.00%	$1,742	100.00%	100.00%

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

	At December 31,
	2001				2000			1999
	Amortized	Percent of	Fair	Amortized	Percent of	Fair	Amortized	Percent of	Fair
	Cost	Total (1)	Value	Cost	Total (1)	Value	Cost	Total (1)	Value
Held to Maturity:	(Dollars in thousands)
Mortgage-backed securities
GNMA	$ 319	0.69%	$ 349	$ 415	0.85%	$ 438	$ 535	0.89%	$ 564
FHLMC	15	0.03	17	19	0.04	22	24	0.04	26
U.S. Government securities	988	2.14	1,041	983	2.01	1,018	500	0.83	501
Other bonds	404	0.87	404	376	0.77	376	294	0.49	294
Total held to maturity	1,726	3.73	1,811	1,793	3.67	1,854	1,353	2.25	1,385

Available for sale:
U.S. Government securities	-	-	-	1,000	2.05	999	6,023	10.00	6,010
U.S. Government agencies	9,634	20.84	9,959	20,690	42.37	20,839	21,958	36.46	21,835
State and Municipal obligations	9,790	21.18	10,103	9,686	19.83	9,780	15,009	24.92	14,638

Mortgage-backed securities
FNMA	1,000	2.17	1,000	-	-	-	6,785	11.27	6,716
FHLMC	5,422	11.73	5,494	4,597	9.41	4,585	3,839	6.37	3,698
Corporate bonds	12,195	26.38	12,594	5,886	12.05	6,004	488	0.81	483
Total available for sale debt securities	38,041	82.30	39,150	41,859	85.71	42,207	54,102	89.83	53,380

Equity securities	5,531	11.97	5,167	4,184	8.57	4,196	4,007	6.65	4,296

FHLB stock	926	2.00	926	1,000	2.05	1,000	763	1.27	763

Total available for sale	44,498	96.27	45,243	47,043	96.33	47,403	58,872	97.75	58,439
Total investment securities	$ 46,224	100.00%	$ 47,054	$ 48,836	100.00%	$ 49,257	$ 60,225	100.00%	$ 59,824

(1) Based on amortized cost.

Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for Rome Savings' debt securities at December 31, 2001.

			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	2,009	5.56%	2,429	5.66	3,517	2.54	2,004	2.55	9,959	3.91
State and Municipal obligations (1)	-	-	7,700	6.29	2,121	6.63	282	7.38	10,103	6.39
Mortgage-backed securities	-	-	3,578	6.07	2,916	5.74	-	-	6,494	5.92
Corporate bonds	-	-	12,594	6.33	-	-	-	-	12,594	6.33

Held to maturity securities:
U.S. Government securities	499	6.38	489	6.70	-	-	-	-	988	6.54
Mortgage-backed securities	2	6.57	54	8.44	220	11.85	58	8.55	334	10.70
Other	-	-	-	-	-	-	404	6.95	404	6.95

Total debt securities	$ 2,510	5.72%	$ 26,844	6.23%	$ 8,774	4.83%	$ 2,748	3.82%	$ 40,876	5.74%

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 59.4% and 58.8% of total deposits on December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, time deposits with remaining terms to maturity of less than one year amounted to $52.1 million and $51.3 million, respectively. See "Management's Discussion and Analysis - Analysis of Net Interest Income" for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2001 and 2000.

At December 31, 2001, we had $9.7 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$ 2,474
Over three months through six months	2,422
Over six months through 12 months	2,640
Over 12 months	2,194
Total	$ 9,730

Borrowings. At December 31, 2001 the Company had outstanding borrowings of $16.9 million which were used to fund loan growth. In the future, we expect to continue to utilize borrowings as a funding source and may borrow funds pursuant to repurchase agreements, whereby we sell an asset with an agreement to repurchase it at some future date. We are a member of the Federal Home Loan Bank of New York and have available a line of credit of $24,525,000.

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

Employees

At December 31, 2001, Rome Savings had 78 full-time and 25 part-time employees. Rome Savings's employees are not represented by a collective bargaining agreement, and Rome Savings considers its relationship with its employees to be good.

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

Rome, MHC and Rome Bancorp, as bank holding companies controlling Rome Savings are subject to the Bank Holding Company Act of 1956, as amended (BHCA), and the rules and regulations of the Federal Reserve Board (FRB) under the BHCA and to the provisions of the New York State Banking Law and the regulations of the Banking Department under the Banking Law applicable to bank holding companies. Rome, MHC and Rome Bancorp are required to file reports with, and otherwise comply with the rules and regulations of the FRB and the Banking Department. Rome Bancorp is also required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

New York Banking Regulation

Activity Powers. Rome Savings derives its lending, investment and other activity powers primarily from the applicable provisions of the New York Banking Law and its related regulations. Under these laws and regulations, savings banks, including Rome Savings generally may invest in:

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

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New York-chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank's net worth, plus an additional 10% of the bank's net worth if secured by the requisite collateral. Rome Savings currently complies with applicable loans-to-one-borrower limitations. At December 31, 2001, Rome Savings' limit on loans to one borrower was $9.1 million.

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

Community Reinvestment Act. Rome Savings is also subject to provisions of the Banking Law that, like the provisions of the federal Community Reinvestment Act ("federal CRA"), impose continuing and affirmative obligations upon a banking institution organized in the State of New York to serve the credit needs of its local community ("New York CRA"). See "Federal Banking Regulation - Community Reinvestment Act" below. Pursuant to the New York CRA, a bank must file with the Banking Department copies of all federal CRA reports, and the Banking Department is required to consider a bank's New York CRA rating when reviewing an application by the bank to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provide that such assessment may serve as a basis for the denial of any such application. The New York CRA requires the Banking Department to make a written assessment of a bank's compliance with the New York CRA and to make such assessment available to the public. The Banking Department adopted, effective December 3, 1997, performance-focused regulations that were intended to parallel the current CRA regulations of the federal banking agencies and to promote consistency in New York CRA evaluations by considering more objective criteria. The regulations require a biennial assessment of a bank's compliance with the New York CRA, utilizing a four-tiered rating system, and require the Banking Department to make available to the public such rating and a written summary of the assessment results. Rome Savings' latest New York CRA rating from the Banking Department, was a rating of "Satisfactory."

Enforcement. Under the Banking Law, the Banking Department may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Banking Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Banking Department to discontinue such practices, the Banking Department may remove such director, trustee or officer from office after notice and an opportunity to be heard. Rome Savings does not know of any past or current practice, condition or violation that might lead to any proceeding by the Banking Department against or any of its directors or officers.

Federal Banking Regulation

Capital Requirements. FDIC regulations require BIF-insured banks, such as Rome Savings to maintain minimum levels of capital. The FDIC regulations define two classes of capital known as Tier 1 and Tier 2 capital.

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

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. Rome Savings was considered "well-capitalized" under FDIC guidelines at December 31, 2001.

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

Transactions with Affiliates of Rome Savings. Transactions between an insured bank, such as Rome Savings, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Board has proposed a comprehensive regulation implementing Sections 23A and 23B, which would establish certain exceptions to this policy.

Section 23A:

Section 23A:

limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

Community Reinvestment Act. Under the Community Reinvestment Act (CRA), any insured depository institution, including Rome Savings has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

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

Holding Company Regulation

Federal Regulation. Rome, MHC and Rome Bancorp are governed as bank holding companies. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Rome Savings. As of December 31, 2001, the total capital and Tier 1 capital ratios for Rome, MHC and Rome Bancorp would, on a pro forma basis, exceed these minimum capital requirements. See "- Federal Banking Regulation - Capital Requirements" above.

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

Additionally, certain restrictions apply to New York bank holding companies regarding the acquisition of banking institutions that have been chartered for five years or less and are located in smaller communities. Directors, officers and employees of a New York bank holding company are subject to limitations regarding their affiliation with securities underwriting or distribution firms and with other bank holding companies, and directors and executive officers are subject to limitations regarding loans obtained from certain of the holding company's banking subsidiaries. Although Rome Bancorp is not a bank holding company for purposes of the New York Banking Law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another banking institution or bank holding company would cause it to become such.

Mutual Holding Company Regulation. Under the New York Banking Law, Rome, MHC may exercise all powers and privileges of a New York-chartered mutual savings bank, except the power to take deposits. As a bank holding company, Rome, MHC will also be subject to the limitations on activities imposed on a bank holding company under the BHCA.

Change in Control Regulations

Under the federal Change in Bank Control Act, any person (including a company or a group acting in concert) seeking to acquire 10% or more of the outstanding shares of Rome Bancorp's common stock is required to submit prior notice to the Federal Reserve Board, unless the Federal Reserve Board has found that the acquisition of such shares will not result in a change in control of Rome Bancorp. Under the Bank Holding Company Act, the Federal Reserve Board has 60 days within which to act on such a notice, taking into consideration such factors as the financial and managerial resources of the acquirer, the convenience and needs of the communities served by Rome Bancorp and Rome Savings, and the anti-trust effects of the acquisition. Under the Bank Holding Company Act, any company would be required to obtain prior approval from the Federal Reserve Board before it may obtain "control" of Rome Bancorp. The term "control" is defined generally under the Bank Holding Company Act to mean the ownership or power to vote 25% or more of any class of voting securities of an institution, or the ability to control in any manner the election of a majority of the institution's directors.

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

Other Federal Regulation

In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

  Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Rules promulgated under this Section are due by April 24, 2002.
  Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.
  Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Rules promulgated under this Section are due by April 24, 2002, to be effective by July 23, 2002.
  Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.
  Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Federal Securities Law

Rome Bancorp's common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Rome Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our business through our executive office, operations center and three banking offices. At December 31, 2001, the net book value of the computer equipment and other furniture, fixtures and equipment of Rome Savings and Rome Bancorp at their offices totaled $539,000. For more information, see Note 5 of Notes to Consolidated Financial Statements.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2001
			(In thousands)
Executive Office:
100 West Dominick St. Rome, NY	Owned	1956	$ 820
Branch Offices:
1629 Black River Boulevard Rome, NY	Owned	1963	288
1300 Erie Boulevard Rome, NY	Owned	1997	1,061
82 Seneca Turnpike New Hartford, NY	Owned	1983	96
Accounting Center:
139 West Dominick Street Rome, NY	Owned	1995	391

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR ROME BANCORP'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The following information included in the Rome Bancorp, Inc. 2001 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference: "Market for Rome Bancorp's Common Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information included in the Rome Bancorp, Inc. 2001 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Highlights," on pages 6 through 14 of the Annual Report.

ITEM 7. FINANCIAL STATEMENTS

The following information included in the Annual Report is incorporated herein by reference: "Consolidated Financial Statements and Notes to Consolidated Financial Statements."

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND PRINCIPAL OFFICERS OF ROME BANCORP

The following information included in Rome Bancorp's 2002 Proxy Statement for the 2002 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference: "Proposal 1, Election of Directors" and the following subsections of the section entitled "Information About Board of Directors and Management": "Board of Directors," "Committees of the Board," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements included in the 2001 Annual Report are incorporated herein by reference:

Consolidated Balance Sheets - At December 31, 2001 and 2000;

Consolidated Statements of Income - Years Ended December 31, 2001 and 2000;

Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years Ended December 31, 2001 and 2000;

Consolidated Statements of Cash Flows - Years Ended December 31, 2001 and 2000; and

Notes to Consolidated Financial Statements - Years Ended December 31, 2001 and 2000

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

13.1 Annual Report to Shareholders for the Year Ended December 31, 2001.

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

Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 27, 2002
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	March 27, 2002
/s/Bruce R. Engelbert Bruce R. Engelbert	Director	March 27, 2002
/s/David C. Grow David C. Grow	Director	March 27, 2002
/s/Kirk B. Hinman Kirk B. Hinman	Director	March 27, 2002
/s/T. Richard Leidig T. Richard Leidig	Director	March 27, 2002
/s/Richard H. McMahon Richard H. McMahon	Director	March 27, 2002
/s/Michael J. Valentine Michael J. Valentine	Director	March 27, 2002
/s/Marion C. Scoville Marion C. Scoville	Director	March 27, 2002