Form 10QSB
period 2002-03-31
ROME BANCORP INC
filed 2002-05-15
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

Class May 10, 2002

Common Stock, par value $.01 2,909,773

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

March 31, 2002 and December 31, 2001

(in thousands, except share data)

	March 31,	December 31,
	2002	2001
	(unaudited)
Assets

Cash and due from banks	$ 5,478	6,027
Federal funds sold and other short-term investments	21,012	17,895
Total cash and cash equivalents	26,490	23,922
Securities available for sale, at fair value	43,821	45,243
Securities held to maturity (fair value of $2,088 and $1,811
at March 31, 2002 and December 31, 2001, respectively)	2,022	1,726
Loans	169,415	169,204
Less: Allowance for loan loss	1,635	1,597
Net loans	167,780	167,607
Premises and equipment, net	3,203	3,195
Accrued interest receivable	1,494	1,524
Other assets	4,381	4,220
Total assets	249,191	247,437

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	25,638	24,922
Savings	83,756	80,778
Money market	7,291	6,654
Time	73,761	74,112
Other interest bearing	2,509	2,750
Total deposits	192,955	189,216
Due to broker	-	935
Borrowings	16,264	16,857
Other liabilities	4,134	4,065
Total liabilities	213,353	211,073

Shareholders' equity
Common Stock, $.01 par value; authorized: 5,000,000 shares;
issued: 3,400,776 shares; outstanding 2,908,133 shares at
March 31, 2002 and 2,948,845 shares at December 31, 2001	34	34
Additional paid-in capital	10,344	10,331
Retained earnings	32,026	31,816
Treasury stock, at cost (492,643 shares at March 31, 2002 and
451,931 shares at December 31, 2001)	(6,085)	(5,335)
Accumulated other comprehensive income	420	448
Unallocated shares of employee stock ownership plan (ESOP); 104,427
shares at March 31, 2002 and 106,649 shares at December 31, 2001	(731)	(747)
Unearned compensation	(170)	(183)
Total shareholders' equity	35,838	36,364
Total liabilities and shareholders' equity	249,191	247,437

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2002 and 2001

(unaudited, in thousands, except share data)

	For the three months ended
		March 31,
	2002		2001
Interest income:
Loans	$ 3,201		3,442
Securities	514		641
Other short-term investments	85		235
Total interest income	3,800		4,318

Interest expense:
Deposits	1,107		1,669
Borrowings	276		323
Total interest expense	1,383		1,992

Net interest income	2,417		2,326

Provision for loan losses	50		-
Net interest income after provision for loan losses	2,367		2,326

Total non-interest income	213		249

Non-interest expense:
Salaries and employee benefits	1,037		929
Building, occupancy and equipment	297		330
Other	552		499
Total non-interest expense	1,886		1,758

Income before income tax expense	694		817
Income tax expense	227		265
Net income	467		552

Basic earnings per share	$ 0.17		0.18
Diluted earnings per share	$ 0.16		0.18

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For the Three Months Ended March 31, 2002

(in thousands, except share data)

					Accumulated
		Additional			other	Unallocated
	Common	paid-in	Retained	Treasury	comprehensive	ESOP	Unearned
	stock	capital	earnings	stock	income	shares	compensation	Total

Balances at December 31, 2001	$ 34	10,331	31,816	(5,335)	448	(747)	(183)	36,364
Comprehensive income:
Net income	-	-	467	-	-	-	-	467
Other comprehensive income (loss)	-	-	-	-	(28)	-	-	(28)
Total comprehensive income								439
Purchase of Treasury Stock (41,000 shares)				(752)				(752)
Exercise of stock options	-	(2)	-	2	-	-	-	-
Amortization of Unearned Compensation	-	-	-	-	-	-	13	13
Dividends paid ($0.09 per share)	-	-	(257)	-	-	-	-	(257)
ESOP shares released for
allocation (2,222 shares)	-	15	-	-	-	16	-	31

Balances at March 31, 2001	$ 34	10,344	32,026	(6,085)	420	(731)	(170)	35,838

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2002 and 2001

(unaudited, in thousands)

	2002	2001
Cash flows from operating activities:
Net income	$ 467	552
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	87	106
Provision for loan losses	50	-
Net loss on sales of securities	5	-
Decrease in accrued interest receivable	30	77
Net amortization (accretion) on securities	1	(14)
Increase (decrease) in other liabilities	69	(23)
(Increase) decrease in other assets	(112)	295
Allocation of ESOP shares	31	23
Amortization of Unearned Compensation	13	13

Net cash provided by operating activities	641	1,031

Cash flows from investing activities:
Net (increase) decrease in loans	(253)	1,143
Proceeds from sales of securities available for sale	990	-
Proceeds from maturities and principal reductions of
securities available for sale	2,731	4,216
Purchases of securities available for sale	(3,287)	(2,255)
Purchases of securities held to maturity	(430)	-
Proceeds from maturities and principal reductions of
securities held to maturity	134	28
Additions to premises and equipment	(95)	(53)

Net cash (used in) provided by investing activities	(210)	3,079

Cash flows from financing activities:
(Decrease) Increase in time deposits	(351)	877
Increase in other deposits	4,090	253
Repayments of borrowings	(593)	(555)
Purchase of treasury stock	(752)	(424)
Dividends	(257)	(214)

Net cash provided by (used in) financing activities		(63)

Net increase in cash and cash equivalents	2,568	4,047
Cash and cash equivalents at beginning of period	23,922	20,800

Cash and cash equivalents at end of period	$ 26,490	$ 24,847

See accompanying notes to unaudited condensed consolidated financial statements.

	2002	2001
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Change in securities purchased not settled	$ (935)	-
Transfer of loans to real estate owned	30	45
Cash paid during the period for:
Interest	1,383	1,992
Income taxes	208	3

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of March 31, 2002 and December 31, 2001 and for the three-month periods ended March 31, 2002 and 2001. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

Rome Bancorp, Inc. believes that the disclosures are adequate to make the information presented not misleading; however, the results for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

The data in the condensed consolidated balance sheet for December 31, 2001 was derived from the Company's 2001 Annual Report on Form 10-KSB. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the 2001 consolidated financial statements, including the notes thereto.

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

  Earnings Per Share

The following summarizes the computation of earnings per share for the three-month periods ended March 31, 2002 and 2001 (in thousands, except share data):

	2002	2001
Basic earnings per share:
Income available to common shareholders	$ 467	$ 552
Weighted average basic shares outstanding	2,795	3,009

Basic earnings per share	$ 0.17	$ 0.18

Diluted earnings per share:
Income available to common shareholders	$ 467	552
Weighted average basic shares outstanding	2,795	3,009
Effect of dilutive securities:
Stock options	63	45
Unearned compensation	10	8
Weighted average diluted shares outstanding	2,867	3,062

Diluted earnings per share	$ 0.16	$ 0.18

  Other comprehensive Income (Loss)

	Three months ended March 31,
	2002	2001
Net change in unrealized gain (loss) on
available-for-sale securities	$ (52)	57
Reclassification adjustment for net realized loss included in net income	5	-
Other comprehensive income (loss), before tax	(47)	57
Deferred tax expense (benefit)	(19)	23

Other comprehensive
income (loss), net of tax	$ (28)	$ 34

  Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002. SFAS No.142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment at least annually.

As of January 1, 2002, the Company had no unamortized goodwill or acquired intangibles; therefore, there was no impact of adopting these statements on the Company's financial statements.

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

Comparison of Financial Condition at March 31, 2002 and December 31, 2001:

Total assets at March 31, 2002 were $249.2 million, an increase of $1.8 million from $247.4 million at December 31, 2001. Securities available for sale decreased $1.4 million or 3.1% from $45.2 million at December 31, 2001 to $43.8 million at March 31, 2002. The decrease in investments is due to funds from maturities and principal reductions of securities available for sale being temporarily placed in federal funds sold awaiting redeployment into more profitable assets.

Total deposits increased $3.7 million or 2.0% from $189.2 million to $193.0 million at March 31, 2002. The increase in deposits is due to an increase in non-interest bearing, savings and money market deposits partially offset by a decrease in time and other interest bearing deposits. Savings deposits increased $3.0 million or 3.7% from $80.8 million at December 31, 2001 to $83.8 million at March 31, 2002 while money market increased $637,000 or 9.6% from $6.7 million at December 31, 2001 to $7.3 million at March 31, 2002. Management attributes at least part of the increase in savings and money market deposits to the decline in the equity markets and consequent flight to safety perceived in insured deposit accounts. Non-interest bearing deposits increased $716,000 or 2.9% from $24.9 million at December 31, 2001 to $25.6 million at March 31, 2002 primarily as a result of the Company's marketing efforts. Time deposits decreased $351,000 or less than 1% to $73.8 million while other interest bearing deposits decreased $241,000 or 8.8% to $2.5 million as the Company de-emphasized these products in its product marketing efforts due to their higher cost.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001

General

Net income for the three-months ended March 31, 2002 was $467,000 or $0.16 per diluted share, representing a decrease of $85,000 or 15.4% compared to $552,000 or $0.18 per diluted share for the same period in 2001. The decrease in net income resulted from a $50,000 provision for loan losses, a $36,000 decrease in non-interest income and $128,000 increase in non-interest expense, partially offset by a $91,000 increase in net-interest income and a $38,000 decrease in income tax expense. The increase in net interest income was caused by a $609,000 decrease in total interest expense, partially offset by a $518,000 decrease in total interest income.

Earnings per share decreased 5.6% to $0.17 per basic share in comparison to $0.18 per basic share for the same period in 2001. The decrease in earnings per share was the result of the aforementioned decrease in net income for the Company for the three months ended March 31, 2002 in comparison to the year earlier period partially offset by a decrease in the weighted average number of shares outstanding to 2,794,791 in comparison to 3,008,906 for the three months ended March 31, 2001 primarily as a result of the Company's stock repurchase program.

Interest Income

Interest income decreased from $4.3 million for the quarter ended March 31, 2001 to $3.8 million for the quarter ended March 31, 2002. The decrease in interest income was principally due to the unprecedented decline in market interest rates last year. Interest income on loans decreased $241,000 to $3.2 million for the quarter ended March 31, 2002 primarily reflecting a decrease in their average yield to 7.65% for the quarter ended March 31, 2002 in comparison to 8.35% for the quarter ended March 31, 2001. Similarly, tax equivalent interest income on securities declined $125,000 from $697,000 for quarter ended March 31, 2001 to $572,000 for the quarter ended March 31, 2002 primarily as a result of a decline in their tax-equivalent yield from 5.87% for the quarter ended March 31, 2001 to 4.95% for the quarter ended March 31, 2002. Lastly, interest income on federal funds sold and other interest bearing deposits declined $150,000 from $234,000 for the quarter ended March 31, 2001 to $84,000 for the quarter ended March 31, 2002 primarily reflecting a decline in their yield from 5.48% for the quarter ended March 31, 2001 to 1.75% for the quarter ended March 31, 2002.

Interest Expense

Interest expense decreased from $2.0 million for the quarter ended March 31, 2001 to $1.4 million for the quarter ended March 31, 2002. Interest expense on deposits declined from $1.7 million for the quarter ended March 31, 2001 to $1.1 million for the quarter ended March 31, 2002 reflecting a decrease in their average cost from 4.23% for the quarter ended March 31, 2001 to 2.71% for the quarter ended March 31, 2002. The decline in their average cost was consistent with the aforementioned decline in market rates. Interest expense on borrowed funds declined from $323,000 for the quarter ended March 31, 2001 to $276,000 for the quarter ended March 31, 2002 as a result of a decline in average borrowings to $16.5 million for the quarter ended March 31, 2002 compared to $19.3 million for the quarter ended March 31, 2001.

Provision for Loan Losses

The Company made a $50,000 provision for loan losses for the three months ended March 31, 2002 in comparison to none for the same period in 2001. Asset quality remains high with non-performing loans as a percent of loans of .42% as of March 31, 2002 in comparison to .45% at December 31, 2001 and the allowance for loan losses as a percent of non-performing loans of 229.6% at March 31, 2002 in comparison to 211.5% at December 31, 2001.

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

Non-interest Income and Non-interest Expense

The decrease in non-interest income was the result of a $5,000 loss on investments for the quarter ended March 31, 2002 in comparison to none for the same period in 2001 as well as a $31,000 decrease in service charges and fees from $249,000 for the quarter ended March 31, 2001 to $218,000 for the quarter ended March 31, 2002. The decrease in service charges and fees was principally a result of a change in contracts with the Company's ATM service provider which resulted in both a decrease in non-interest income and expense.

Non-interest expense increased $128,000 to $1.9 million for the quarter ended March 31, 2002. The increase in non-interest expense was the result of a $108,000 increase in salaries and employee benefits and a $53,000 increase in other corporate expenses partially offset by a $33,000 decrease in building occupancy and equipment expense.

The increase in salaries and employee benefits was principally the result of increases in the cost of the Company's defined benefit and employee stock ownership plan (ESOP) retirement plans. The decrease in building occupancy and equipment expense was principally the result of a decline in the Company's energy cost as a result of the generally milder winter experienced in the first quarter of 2002 by comparison to the first quarter of 2001, as well as lower depreciation expense on the Company's equipment. Finally, other corporate expenses increased principally as a result of expenses related to the introduction of several new products including internet banking, debit cards, and merchant processing for the Company's retail business customers.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At March 31, 2002, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and an amortizing note totaling $16.3 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the three-month period ended March 31, 2002 the Company originated loans of approximately $10.0 million compared to approximately $6.0 million for the three-month period ended March 31, 2001. Purchases of securities were $3.7 million for the three-month period ending March 31, 2002 and $2.3 million for the same period in 2001.

At March 31, 2002, the Company had loan commitments to borrowers of approximately $10.7 million, and available letters and lines of credit of approximately $5.9 million. Total deposits were $193.0 million at March 31, 2002, an increase of $3.8 million from $189.2 million at March 31, 2001.

Time deposit accounts scheduled to mature within one year were $53.3 million at March 31, 2002. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At March 31, 2002, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at March 31, 2002 was $35.3 million and $33.8 million, respectively, or 14.3% and 13.7% of average assets, respectively. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $12.2 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At March 31, 2002, the Bank had a total risk-based capital ratio of 20.9%.

The Company paid cash dividends of $0.09 and $.07 per share during the three-month periods ended March 31, 2002 and 2001, respectively. During the three-month period ended March 31, 2002, the Company repurchased 41,000 shares of common stock at a cost of $752,000.

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