Form 10QSB
period 2002-06-30
ROME BANCORP INC
filed 2002-08-12
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Class August 9, 2002

Common Stock, par value $.01 2,775,564

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

June 30, 2002 and December 31, 2001

(in thousands, except share data)

	June 30,	December 31,
	2002	2001
	(unaudited)
Assets

Cash and due from banks	$ 5,483	$ 6,027
Federal funds sold and other short-term investments	14,045	17,895
Total cash and cash equivalents	19,528	23,922
Securities available for sale, at fair value	42,473	45,243
Securities held to maturity (fair value of $3,152 and $1,811
at June 30, 2002 and December 31, 2001, respectively)	3,067	1,726
Loans	176,895	169,204
Less: Allowance for loan loss	1,636	1,597
Net loans	175,259	167,607
Premises and equipment, net	3,251	3,195
Accrued interest receivable	1,439	1,524
Other assets	4,235	4,220
Total assets	$ 249,253	$ 247,437

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$ 26,653	$ 24,922
Savings	84,155	80,778
Money market	7,034	6,654
Time	72,763	74,112
Other interest bearing	2,640	2,750
Total deposits	193,245	189,216
Due to broker	-	935
Borrowings	15,660	16,857
Other liabilities	4,059	4,065
Total liabilities	212,964	211,073

Shareholders' equity
Common Stock, $.01 par value; authorized: 5,000,000 shares;
issued: 3,400,776 shares; outstanding 2,909,773 shares at
June 30, 2002 and 2,948,845 shares at December 31, 2001	34	34
Additional paid-in capital	10,355	10,331
Retained earnings	32,489	31,816
Treasury stock, at cost (491,003 shares at June 30, 2002 and
451,931 shares at December 31, 2001)	(6,065)	(5,335)
Accumulated other comprehensive income	348	448
Unallocated shares of employee stock ownership plan (ESOP); 102,205
shares at June 30, 2002 and 106,649 shares at December 31, 2001	(715)	(747)
Unearned compensation	(157)	(183)
Total shareholders' equity	36,289	36,364
Total liabilities and shareholders' equity	$ 249,253	$ 247,437

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months and Six Months Ended June 30, 2002 and 2001

(in thousands, except share data)

(unaudited)
	For the three months ended			For the six months ended
		June 30,			June 30,
	2002		2001	2002		2001
Interest income:
Loans	$ 3,301		$ 3,444	$ 6,501		$ 6,886
Securities	547		589	1,062		1,230
Other short-term investments	70		227	156		461
Total interest income	3,918		4,260	7,719		8,577

Interest expense:
Deposits	1,042		1,504	2,148		3,173
Borrowings	267		316	543		639
Total interest expense	1,309		1,820	2,691		3,812

Net interest income	2,609		2,440	5,028		4,765

Provision for loan losses	50		-	100		-
Net interest income after provision for loan losses	2,559		2,440	4,928		4,765

Non-interest income:
Net gain on securities transactions	138		-	132		-
Other	273		306	486		437
Total non-interest income	411		306	618		437

Non-interest expense:
Salaries and employee benefits	983		878	2,021		1,807
Building, occupancy and equipment	318		316	615		646
Other	601		715	1,148		1,096
Total non-interest expense	1,902		1,909	3,784		3,549

Income before income tax expense	1,068		837	1,762		1,653
Income tax expense	355		275	582		539
Net income	$ 713		$ 562	$ 1,180		$ 1,114

Basic earnings per share	$ 0.26		$ 0.19	$ 0.42		$ 0.37
Diluted earnings per share	$ 0.25		$ 0.18	$ 0.41		$ 0.36

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For the Six Months Ended June 30, 2002

( in thousands, except share data)

(unaudited)

					Accumulated
		Additional			other	Unallocated
	Common	paid-in	Retained	Treasury	comprehensive	ESOP	Unearned
	stock	capital	earnings	stock	income	shares	compensation	Total

Balances at December 31, 2001	$ 34	$ 10,331	$ 31,816	$ (5,335)	$ 448	$ (747)	$ (183)	$ 36,364
Comprehensive income:
Net income	-	-	1,180	-	-	-	-	1,180
Other comprehensive income (loss)	-	-	-	-	(100)	-	-	(100)
Total comprehensive income								1,080
Purchase of 41,000 treasury shares	-	-	-	(753)	-	-	-	(753)
Exercise of stock options and related tax benefit	-	(10)	-	23	-	-	-	13
Amortization of Unearned Compensation	-	-	-	-	-	-	26	26
Dividends paid ($0.16 per share)	-	-	(507)	-	-	-	-	(507)
ESOP shares released for
allocation (4,444 shares)	-	34		-		32	-	66

Balances at June 30, 2002	$ 34	$ 10,355	$ 32,489	$ (6,065)	$ 348	$ (715)	$ (157)	$ 36,289

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2002 and 2001

(unaudited, in thousands)
	2002	2001
Cash flows from operating activities:
Net income	$ 1,180	$ 1,114
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	178	209
Decrease in accrued interest receivable	85	42
Net gain on securities transactions	(132)	-
Provision for loan losses	100	-
Net gains on sales of real estate owned	(9)	(5)
Net accretion (amortization) on securities	9	(25)
(Decrease)increase in other liabilities	(6)	3
Decrease (increase) in other assets	50	96
Allocation of ESOP shares	66	48
Amortization of Unearned Compensation	26	26

Net cash provided by operating activities	1,547	1,508

Cash flows from investing activities:
Net decrease (increase) in loans	(8,023)	61
Proceeds from sale of education loans	142	19
Proceeds from sales of securities available for sale	3,313	-
Proceeds from maturities and principal reductions of
securities available for sale	3,564	8,560
Purchases of securities available for sale	(5,204)	(7,175)
Purchases of securities held to maturity	(2,584)	-
Proceeds from maturities and principal reductions of
securities held to maturity	1,240	61
Redemption of Federal Home Loan Bank Stock	122	-
Proceeds from sales of real estate owned	138	50
Additions to premises and equipment	(234)	(78)

Net cash provided by (used in) investing activities	(7,526)	1,498

Cash flows from financing activities:
Increase (decrease) in time deposits	(1,349)	1,597
Increase in other deposits	5,378	1,586
Repayments of borrowings	(1,197)	(1,119)
Purchase of treasury stock	(753)	(793)
Dividends	(507)	(427)
Exercise of stock options	13	-

Net cash provided by financing activities	1,585	844

Net increase (decrease) in cash and cash equivalents	(4,394)	3,850
Cash and cash equivalents at beginning of period	23,922	20,800

Cash and cash equivalents at end of period	$ 19,528	$ 24,650

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2002 and 2001

(unaudited, in thousands)

	2002	2001
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Change in securities purchased not settled	$ (935)	$ 0
Transfer of loans to real estate owned	129	45
Cash paid during the period for:
Interest	2,700	3,820
Income taxes	501	210

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of June 30, 2002 and December 31, 2001 and for the three-month and six-month periods ended June 30, 2002 and 2001. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

  Earnings Per Share

The following summarizes the computation of earnings per share for the three-month and six-month periods ended June 30, 2002 and 2001 (in thousands, except share data):

Three months ended Six months ended

June 30 June 30

	2002	2001	2002	2001
Basic earnings per share:
Income available to common shareholders	$ 713	$ 562	$ 1,180	$ 1,114
Weighted average basic shares outstanding	2,775	2,979	2,785	2,994

Basic earnings per share	$ 0.26	$ 0.19	$ 0.42	$ 0.37

Diluted earnings per share:
Income available to common shareholders	$ 713	$ 562	$ 1,180	$ 1,114
Weighted average basic shares outstanding	2,775	2,979	2,785	2,994
Effect of dilutive securities:
Stock options	68	54	65	50
Unearned compensation	10	10	10	9
Weighted average diluted shares outstanding	2,873	3,043	2,860	3,053

Diluted earnings per share	$ 0.25	$ 0.18	$ 0.41	$ 0.36

  Other comprehensive Income (Loss)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2002	2001	2002	2001
Net change in unrealized gain (loss) on
available-for-sale securities	$ 18	$ 95	$ (172)	$ 152
Reclassification adjustment for net realized loss included in net income	(138)	-	(132)	-
Other comprehensive income (loss), before tax	(120)	95	(167)	152
Deferred tax expense (benefit)	(48)	38	(67)	61
Other comprehensive
income (loss), net of tax	$ (72)	$ 57	$(100)	$ 91

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this discussion and in future filings by Rome Bancorp, Inc. with the Securities and Exchange Commission, in Rome Bancorp, Inc. press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp, Inc. wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp, Inc.'s actual results, and could cause Rome Bancorp, Inc.'s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; (6) competitors may have greater financial resources and developed products that enable such competitors to compete more successfully than the Company; and (7) adverse changes may occur in the securities markets or with respect to inflation. The foregoing list should not be construed as exhaustive, and Rome Bancorp, Inc. disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001:

Total assets at June 30, 2002 were $249.3 million, an increase of $1.9 million from $247.4 million at December 31, 2001. Cash and federal funds decreased by $4.4 million, or 18.4% over the first six months of 2002. Total securities decreased $1.5 million from $47.0 million at December 31, 2001 to $45.5 million at June 30, 2002. The decrease in cash, federal funds and securities was attributable to the increase in the Bank's loan portfolio, which has grown by $ 7.6 million or 4.5% since the end of 2001. This growth is primarily in the area of residential mortgage lending.

Total deposits increased $4.0 million or 2.1% from $189.2 million at year-end to $193.2 million at June 30, 2002. The increase in deposits is due to an increase in non-interest bearing, savings and money market deposits partially offset by a decrease in time and other interest bearing deposits. Savings deposits increased $3.4 million or 4.2% from $80.8 million at December 31, 2001 to $84.2 million at June 30, 2002 while money market increased $380,000 or 5.7% from $6.7 million at December 31, 2001 to $7.0 million at June 30, 2002. Management attributes at least part of the increase in savings and money market deposits to the decline in the equity markets and consequent flight to safety perceived in insured deposit accounts. Non-interest bearing deposits increased $1.7 million or 6.9% from $24.9 million at December 31, 2001 to $26.7 million at June 30, 2002 primarily as a result of the Company's marketing efforts. Time deposits decreased $1.3 million or 1.8% to $72.8 million while other interest bearing deposits decreased $110,000 or 4.0% to $2.6 million as the Company de-emphasized these products in its marketing efforts due to their higher cost.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2002 and 2001

General

Net income for the three-months ended June 30, 2002 was $713,000 or $0.25 per diluted share, representing an increase of $151,000 or 26.9%, compared to $562,000 or $0.18 per diluted share for the same period in 2001. The increase in net income resulted from a $169,000 increase in net-interest income before loan loss provision, a $105,000 increase in non-interest income and a $7,000 decrease in non-interest expense partially offset by a $50,000 provision for loan losses and an $80,000 increase in income tax expense. The increase in net interest income was caused by a $511,000 decrease in total interest expense, partially offset by a $342,000 decrease in total interest income.

Earnings per share increased 36.8% to $0.25 per diluted share in comparison to $0.18 per diluted share for the same period in 2001. The increase in earnings per share was the result of both the improvement in net income for the Company for the second quarter of 2002 in comparison to the same period a year earlier and a decrease in the weighted average number of shares outstanding. Weighted average outstanding shares declined to 2,775,119 in comparison to 2,978,596 for the three months ended June 30, 2001 primarily as a result of the Company's stock repurchase program.

Interest Income

Interest income decreased from $4.3 million for the quarter ended June 30, 2001 to $3.9 million for the quarter ended June 30, 2002. The decrease in interest income was principally due to the continued decline in market interest rates. Interest income on loans decreased $143,000 to $3.3 million for the quarter ended June 30, 2002 primarily reflecting a decrease in their average yield to 7.64% for the quarter ended June 30, 2002 in comparison to 8.30% for the quarter ended June 30, 2001. The yield decline on the loan portfolio was somewhat mitigated by an increase in average loan balances outstanding of $6.5 million, or 3.9% over the second quarter of 2001. Similarly, tax equivalent interest income on securities declined $42,000 from $646,000 for quarter ended June 30, 2001 to $604,000 for the quarter ended June 30, 2002 as their tax-equivalent yield dropped from 5.48% for the quarter ended June 30, 2001 to 5.13% for the current quarter. Finally, interest income on federal funds sold and other interest bearing deposits declined by $157,000 to $70,000 for the quarter ended June 30, 2002 due to lower average holdings as well as decline in their yield from 4.71% for the quarter ended June 30, 2001 to 1.67% for the quarter ended June 30, 2002.

Interest Expense

Interest expense decreased from $1.8 million in the quarter ended June 30, 2001 to $1.3 million for the current quarter. Interest expense on deposits declined from $1.5 million for the quarter ended June 30, 2001 to $1.0 million for the quarter ended June 30, 2002 reflecting a decrease in their average cost from 3.76% to 2.51% for the second quarters of 2001 and 2002, respectively. Outstanding average deposits for the quarter ended June 30, 2002 increased by $6.1 million, or 3.8% over the same period a year earlier. The decline in the average cost of deposits was consistent with the aforementioned decline in market rates. Interest expense on borrowed funds declined from $316,000 for the quarter ended June 30, 2001 to $267,000 for the quarter ended June 30, 2002 as a result of decreased average borrowings of $15.9 million for the quarter ended June 30, 2002 compared to $18.7 million in the prior year second quarter. The decrease is borrowings is attributable to contractual principal paydowns that have been made.

Provision for Loan Losses

The Company recorded a $50,000 provision for loan losses for the three months ended June 30, 2002 in comparison to none for the same period in 2001. The additional provision was recorded due to the aforementioned growth in the Company's loan portfolio. Asset quality remains high with non-performing loans as a percent of loans of .45% at both June 30, 2002 and December 31, 2001 and the allowance for loan losses as a percent of non-performing loans of 206.3% at June 30, 2002 in comparison to 211.5% at December 31, 2001.

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

Non-interest Income and Non-interest Expense

The increase in non-interest income was the result of a $138,000 gain on investment sales for the quarter ended June 30, 2002 in comparison to no realized gains or losses for the same period in 2001. In addition, the Company had a $33,000 decrease in service charges and fees from $306,000 for the quarter ended June 30, 2001 to $273,000 for the quarter ended June 30, 2002. The decrease in service charges and fees was principally a result of a change in contracts with the Company's ATM service provider which resulted in both a decrease in non-interest income and expense.

Non-interest expense decreased by $7,000 in the second quarter of the current year compared to the same period in 2001. This variance was the result of a $105,000 increase in salaries and employee benefits offset by a similar decrease in other corporate expenses. The increase in salaries and employee benefits was principally the result of increases in the cost of the Company's defined benefit and employee stock ownership plan (ESOP) retirement plans. The decrease in other corporate expenses was principally a decline in outside services and fees,(32 k legal, 32 K ATM fees, 15K audits and consulting) as compared to the second quarter of 2001.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2002 and 2001

General

Net income for the Company for the six-month period ended June 30, 2002 was $1,180,000 million or $0.42 per basic share, representing an increase of $66,000 or 6.0% compared to $1,114,000 or $0.37 per basic share for the same period in 2001. This increase is attributable to a $263,000 increase in net interest income prior to loan loss provision and an increase of $181,000 in non-interest income which were partially offset by a loan loss provision of $100,000, increased non-interest expense of $235,000 and additional income tax expense of $43,000. The increase in net interest income was caused by a $1.1 million decrease in total interest expense offset by an $858,000 decrease in total interest income. Diluted earnings per share increased by 13.9% due to both the aforementioned increase in net income and a decrease in average outstanding shares.

Interest Income

Interest income decreased from $8.6 million for the six-month period ended June 30, 2001 to $7.7 million in the six-month period ended June 30, 2002. The decrease in interest income is the result of lower prevailing interest rates in the first half of 2002, as compared to the same period last year. Average loans increased from $164.9 million for the six-month period ended June 30, 2001 to $169.3 million for the same period in 2002, primarily due to growth in the residential lending area. Interest income on securities decreased $168,000 from June 30, 2001 to $1.1 million for the six-month period ended June 30, 2002 primarily due to a decrease in the yield earned on these investments from 5.68% for the first half of 2001 to 5.04% for the same period this year. Interest income on federal funds dropped from $461,000 for the six months ended June 30, 2001 to $156,000 for the comparable period in 2002 as a result of a decrease in yields from 5.07% to 1.71% over the two periods.

Interest Expense

Interest expense decreased by 29.4% from $3.8 million for the six-month period ended June 30, 2001 to $2.7 million for the six-month period ended June 30, 2002. This decrease is almost entirely driven by a decline in the cost of deposits and borrowings from 4.29% for the first six months of 2001 to 2.98% for the same period of 2002. The average balance of interest-bearing deposits grew to $166.0 million at June 30, 2002 from $160.3 million a year ago as investors continued to gravitate to these products over equity markets. Average borrowed funds declined from $19.0 million to $16.2 million, reflecting contractual debt principal payments.

Provision for Loan Losses

The Company recorded a $100,000 provision for loan losses in the six-month periods ended June 30, 2002 and none in the first half of 2001. The additional provision was added primarily due to the aforementioned growth in the Company's loan portfolio.

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

Non-interest Income and Non-interest Expense

The increase in non-interest income of $181,000 for the first six-months of 2002, is primarily due to gains on sales of securities sold of $132,000, as well as an increase in service fee income of $49,000 over 2001 levels.

The increase in non-interest expense was primarily attributable to an increase of $214,000 in wages and benefits from $1.8 million for the six-month period ended June 30, 2001 to $2.0 million for the first half of 2002 occurring for the same reasons noted above in the discussion of the three-month periods ended June 30, 2002 and 2001. This increase was partially offset by net decreases in various other corporate expenditures.

Income Tax Expense

Income tax expense increased to $582,000 for the six-month period ended June 30, 2002 from $539,000 for the six-month period ended June 30, 2001, due to increased profitability over that period.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At June 30, 2002, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and an amortizing note totaling $15.7 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the three-month period ended June 30, 2002, the Company originated loans of approximately $12.0 million, an increase of 20% over the approximately $10.0 million of loans originated in the three-month period ended June 30, 2001. Purchases of securities were $4.5 million for the three-month period ending June 30, 2002 and $4.9 million for the same period in 2001.

At June 30, 2002, the Company had loan commitments to borrowers of approximately $6.8 million, and available letters and lines of credit of approximately $6.4 million. Total deposits were $193.2 million at June 30, 2002, an increase of $6.8 million from $186.4 million at June 30, 2001.

Time deposit accounts scheduled to mature within one year were $52.7 million at June 30, 2002. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At June 30, 2002, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at June 30, 2002 was $36.7 million and $33.8 million, respectively, or 14.8% and 13.7% of average assets, respectively. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $12.4 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2002, the Bank had a total risk-based capital ratio of 20.3%.

The Company paid cash dividends of $0.09 and $.07 per share during the three-month periods ended June 30, 2002 and 2001, respectively. During the three-month period ended June 30, 2002, the Company repurchased 41,000 shares of common stock at a cost of $753,000.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders ("Meeting") on May 1, 2002. All of the proposals submitted to the shareholders at the Meeting were approved. Both proposals submitted to the shareholders and the tabulation for votes for each proposal is as follows:

    Election of three directors to serve for a three-year term on the Board of Directors.

The number of votes cast with respect to this matter was a follows:

Nominee For Withheld Broker Non-Votes

Kirk B. Hinman 2,830,701 3,893 -

Charles M. Sprock 2,779,067 55,783 -

Michael J. Valentine 2,830,701 4,149 -

2. Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended December 31, 2002.

The number of votes cast with respect to this matter was as follow:

For Withheld Against Broker Non-Votes 2,828,468 3,738 2,644 -

Item 5. Other Information

The Company's Chief Executive Officer and Chief Financial officer have furnished statements relating to its Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K

(a) None.

(b) Reports on Form 8-K-None.

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended June 30, 2002

EXHIBIT 99.1

Statement furnished pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The undersigned, Charles M. Sprock, is the Chief Executive Officer of Rome Bancorp, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Report").

By execution of this statement, I certify that:

    the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

    This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.

    ________________________ ______________________________
    Dated Charles M. Sprock

    Rome Bancorp, Inc

    Form 10-QSB

    For the quarter ended June 30, 2002

    EXHIBIT 99.1

    Statement furnished pursuant to Section 906 of the
    Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    The undersigned, David C. Nolan, is the Chief Financial Officer of Rome Bancorp, Inc. (the "Company").

    This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Report").

    By execution of this statement, I certify that:

    the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended.

________________________ ______________________________
Dated David C. Nolan

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
Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 12, 2002
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	August 12, 2002
/s/Bruce R. Engelbert Bruce R. Engelbert	Director	August 12, 2002
/s/David C. Grow David C. Grow	Director	August 12, 2002
/s/Kirk B. Hinman Kirk B. Hinman	Director	August 12, 2002
/s/T. Richard Leidig T. Richard Leidig	Director	August 12, 2002
/s/Richard H. McMahon Richard H. McMahon	Director	August 12, 2002
/s/Michael J. Valentine Michael J. Valentine	Director	August 12, 2002
/s/Marion C. Scoville Marion C. Scoville	Director	August 12, 2002