Form 10QSB
period 2002-09-30
ROME BANCORP INC
filed 2002-11-13
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Class November 12, 2002

Common Stock, par value $.01 2,753,164

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2002

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

September 30, 2002 and December 31, 2001

(in thousands, except share data)

	September 30,	December 31,
	2002	2001
	(unaudited)
Assets

Cash and due from banks	$ 5,311	$ 6,027
Federal funds sold and other short-term investments	11,956	17,895
Total cash and cash equivalents	17,267	23,922
Securities available for sale, at fair value	41,597	45,243
Securities held to maturity (fair value of $2,975 and $1,811
at September 30, 2002 and December 31, 2001, respectively)	2,855	1,726
Loans	181,773	169,204
Less: Allowance for loan loss	1,662	1,597
Net loans	180,111	167,607
Premises and equipment, net	3,266	3,195
Accrued interest receivable	1,527	1,524
Other assets	4,686	4,220
Total assets	$ 251,309	$ 247,437

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$ 27,034	$ 24,922
Savings	85,168	80,778
Money market	8,107	6,654
Time	73,672	74,112
Other interest bearing	2,365	2,750
Total deposits	196,346	189,216
Due to broker	-	935
Borrowings	15,045	16,857
Other liabilities	4,203	4,065
Total liabilities	215,594	211,073

Shareholders' equity
Common Stock, $.01 par value; authorized: 5,000,000 shares;
issued: 3,400,776 shares; outstanding 2,880,933 shares at
September 30, 2002 and 2,948,845 shares at December 31, 2001	34	34
Additional paid-in capital	10,361	10,331
Retained earnings	32,750	31,816
Treasury stock, at cost (519,843 shares at September 30, 2002 and
451,931 shares at December 31, 2001)	(6,843)	(5,335)
Accumulated other comprehensive income	257	448
Unallocated shares of employee stock ownership plan (ESOP); 99,983
shares at September 30, 2002 and 106,649 shares at December 31, 2001	(700)	(747)
Unearned compensation	(144)	(183)
Total shareholders' equity	35,715	36,364
Total liabilities and shareholders' equity	$ 251,309	$ 247,437

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months and Nine months Ended September 30, 2002 and 2001

(in thousands, except share data)

(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Interest income:
Loans	$3,314	$3,387	$ 9,814	$ 10,272
Securities	489	610	1,551	1,841
Other short-term investments	66	162	222	623
Total interest income	3,869	4,159	11,587	12,736

Interest expense:
Deposits	1,021	1,476	3,169	4,649
Borrowings	259	308	802	946
Total interest expense	1,280	1,784	3,971	5,595

Net interest income	2,589	2,375	7,616	7,141

Provision for loan losses	100	125	200	125
Net interest income after provision for loan losses	2,489	2,250	7,416	7,016

Non-interest income:
Net gain on securities transactions	-	-	132	-
Other	271	258	761	761
Total non-interest income	271	258	893	761

Non-interest expense:
Salaries and employee benefits	1,066	874	3,087	2,682
Building, occupancy and equipment	324	311	939	956
Other	598	573	1,749	1,734
Total non-interest expense	1,988	1,758	5,775	5,372

Income before income tax expense	772	750	2,534	2,405
Income tax expense	257	257	839	797
Net income	$ 515	$ 493	$ 1,695	$ 1,608

Basic earnings per share	$ .19	$ 0.17	$ .61	$ 0.54
Diluted earnings per share	$ .18	$ 0.16	$ .59	$ 0.53

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For the Nine months Ended September 30, 2002

( in thousands, except share data)

(unaudited)

					Accumulated
		Additional			other	Unallocated
	Common	paid-in	Retained	Treasury	comprehensive	ESOP	Unearned
	stock	capital	earnings	stock	income	shares	compensation	Total

Balances at December 31, 2001	$ 34	$ 10,331	$ 31,816	$ (5,335)	$ 448	$ (747)	$ (183)	$ 36,364
Comprehensive income:
Net income	-	-	1,695	-	-	-	-	1,695
Other comprehensive income (loss)	-	-	-	-	(191)	-	-	(191)
Total comprehensive income								1,504
Purchase of 78,688 treasury shares	-	-	-	(1,637)	-	-	-	(1,637)
Exercise of stock options and related tax benefit	-	(25)	-	129	-	-	-	104
Amortization of Unearned Compensation	-	-	-	-	-	-	39	39
Dividends paid ($0.25 per share)	-	-	(761)	-	-	-	-	(761)
ESOP shares released for
allocation (6,666 shares)	-	55		-		47	-	102

Balances at September 30, 2002	$ 34	$ 10,361	$ 32,750	$ (6,843)	$ 257	$ (700)	$ (144)	$ 35,715

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2002 and 2001

(unaudited) ( in thousands)
	2002	2001
Cash flows from operating activities:
Net income	$ 1,695	$ 1,608
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	273	304
(Decrease) increase in accrued interest receivable	(3)	17
Net gain on securities transactions	(132)	-
Provision for loan losses	200	125
Net gains on sales of real estate owned	(12)	(5)
Net (accretion) amortization on securities	26	(30)
Increase in other liabilities	138	112
Decrease (increase) in other assets	(339)	129
Allocation of ESOP shares	101	77
Amortization of Unearned Compensation	39	39
Tax benefit from exercise of stock options	28	17

Net cash provided by operating activities	2,014	2,393

Cash flows from investing activities:
Net increase in loans	(13,013)	(4,125)
Proceeds from sale of education loans	180	64
Proceeds from sales of securities available for sale	3,313	-
Proceeds from maturities and principal reductions of
securities available for sale	4,494	12,710
Purchases of securities available for sale	(5,418)	(17,767)
Purchases of securities held to maturity	(2,934)	-
Proceeds from maturities and principal reductions of
securities held to maturity	1,792	87
Redemption of Federal Home Loan Bank Stock	123	-
Proceeds from sales of real estate owned	141	50
Additions to premises and equipment	(343)	(144)

Net cash used in investing activities	(11,665)	(9,125)

Cash flows from financing activities:
Increase (decrease) in time deposits	(440)	1,539
Increase in other deposits	7,571	5,049
Repayments of borrowings	(1,812)	(1,694)
Purchase of treasury stock	(1,637)	(3,343)
Dividends	(761)	(640)
Exercise of stock options	75	49

Net cash provided by financing activities	2,996	960

Net increase (decrease) in cash and cash equivalents	(6,655)	(5,772)
Cash and cash equivalents at beginning of period	23,922	20,800

Cash and cash equivalents at end of period	$ 17,267	$ 15,028

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine months Ended September 30, 2002 and 2001

(unaudited, in thousands)

	2002	2001
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	$ 129	$ 45
Cash paid during the period for:
Interest	3,971	5,595
Income taxes	811	470

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of September 30, 2002 and December 31, 2001 and for the three-month and nine-month periods ended September 30, 2002 and 2001. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

Rome Bancorp, Inc. believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

The data in the condensed consolidated balance sheet for December 31, 2001 was derived from the Company's 2001 Annual Report on Form 10-KSB. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the 2001 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10- KSB.

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

  Earnings Per Share

The following summarizes the computation of earnings per share for the three-month and nine-month periods ended September 30, 2002 and 2001 (in thousands, except share data):

Three months ended Nine months ended

September 30 September 30

	2002	2001	2002	2001
Basic earnings per share:
Income available to common shareholders	$ 515	$ 493	$ 1,695	$ 1,608
Weighted average basic shares outstanding	2,775	2,966	2,782	2,985

Basic earnings per share	$ 0.19	$ 0.17	$ 0.61	$ 0.54

Diluted earnings per share:
Income available to common shareholders	$ 515	$ 493	$ 1,695	$ 1,608
Weighted average basic shares outstanding	2,775	2,966	2,782	2,985
Effect of dilutive securities:
Stock options	70	56	66	52
Unearned compensation	9	9	10	9
Weighted average diluted shares outstanding	2,854	3,031	2,858	3,046

Diluted earnings per share	$ 0.18	$ 0.16	$ 0.59	$ 0.53

  Other comprehensive Income (Loss)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Net change in unrealized gain (loss) on
available-for-sale securities	$ (152)	$ 370	$ (186)	$ 521
Reclassification adjustment for net realized gain included in net income	-	-	(132)	-
Other comprehensive income (loss), before tax	(152)	370	(318)	521
Deferred tax expense (benefit)	(61)	148	(127)	208
Other comprehensive
income (loss), net of tax	$ (91)	$ 222	$(191)	$ 313

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001:

Total assets at September 30, 2002 were $251.3 million, an increase of $3.9 million from $247.4 million at December 31, 2001. Cash and federal funds decreased by $6.7 million, or 28.0%, over the first nine months of 2002. Total securities decreased $2.5 million from $47.0 million at December 31, 2001 to $44.5 million at September 30, 2002. The decrease in cash, federal funds and securities was attributable to the increase in the Bank's loan portfolio, which has grown by $12.6 million or 7.4% since the end of 2001. This growth is primarily in the area of residential mortgage lending.

Total deposits increased $7.1 million or 3.8% from $189.2 million at year-end to $196.3 million at September 30, 2002. The overall increase in deposits is attributable to an increase in non-interest bearing, savings and money market deposits partially offset by a decrease in time and other interest bearing deposits. Savings deposits increased $4.4 million or 5.4% from $80.8 million at December 31, 2001 to $85.2 million at September 30, 2002 while money market accounts increased $1.4 million or 20.9% from $6.7 million at December 31, 2001 to $8.1 million at September 30, 2002. Management attributes at least part of the increase in savings and money market deposits to the continued decline in the equity markets and consequent flight to safety perceived in insured deposit accounts. Non-interest bearing deposits increased $2.1 million or 8.5% from $24.9 million at December 31, 2001 to $27.0 million at September 30, 2002 primarily as a result of the Company's marketing efforts. Time deposits decreased $440,000 or .6% to $73.7 million while other interest bearing deposits decreased $385,000 or 14.0% to $2.4 million as the Company de-emphasized these products in its marketing efforts due to their higher cost.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2002 and 2001

General

Net income for the three-months ended September 30, 2002 was $515,000 or $0.18 per diluted share, representing an increase of $22,000, or 4.5%, compared to $493,000 or $0.16 per diluted share for the same period in 2001. The increase in net income is made up of a $214,000 increase in net-interest income before loan loss provision, a $13,000 increase in non-interest income and a $25,000 decrease in the provision for loan losses partially offset by a $230,000 increase in non-interest expense. The increase in net interest income was caused by a $504,000 decrease in total interest expense, partially offset by a $289,000 decrease in total interest income.

Earnings per share increased 12.5% to $0.18 per diluted share in comparison to $0.16 per diluted share for the same quarter of 2001. The increase in earnings per share was the result of both the improvement in net income for the Company for the third quarter of 2002 in comparison to the same period a year earlier and a decrease in the weighted average number of shares outstanding. Weighted average outstanding shares declined to 2,854,000 in comparison to 3,031,000 for the three months ended September 30, 2001 primarily as a result of the Company's stock repurchase program.

Interest Income

Interest income decreased from $4.2 million for the quarter ended September 30, 2001 to $3.9 million for the quarter ended September 30, 2002. The decrease in interest income was principally due to the continued decline in market interest rates. Interest income on loans decreased $73,000 in the quarter ended September 30, 2002 reflecting a decrease in their average yield to 7.53% for the quarter ended September 30, 2002 in comparison to 8.09% for the quarter ended September 30, 2001. The yield decline on the loan portfolio was somewhat mitigated by an increase in average loan balances outstanding of $8.6 million, or 5.1%, over the third quarter of 2001. Similarly, interest income on securities declined $121,000 from $610,000 for quarter ended September 30, 2001 to $489,000 for the quarter ended September 30, 2002 as their tax-equivalent yield dropped from 5.63% to 4.84% over the same period. Finally, interest income on federal funds sold and other interest bearing deposits declined by $96,000 to $66,000 for the quarter ended September 30, 2002 due to lower average holdings as well as decline in their yield from 3.17% for the quarter ended September 30, 2001 to 1.63% for the current quarter.

Interest Expense

Interest expense decreased from $1.8 million in the quarter ended September 30, 2001 to $1.3 million for the current quarter. Interest expense on deposits declined from $1.5 million for the quarter ended September 30, 2001 to $1.0 million for the quarter ended September 30, 2002 reflecting a decrease in their average cost from 3.61% to 2.42% for the third quarters of 2001 and 2002, respectively. Outstanding average deposits for the quarter ended September 30, 2002 increased by $7.9 million, or 4.2%, over the same period a year earlier. The decline in the average cost of deposits was consistent with the aforementioned decline in market rates. Interest expense on borrowed funds declined from $308,000 for the quarter ended September 30, 2001 to $259,000 for the quarter ended September 30, 2002 as a result of a $3.0 million decrease in average borrowings in the third quarter of 2002 as compared to the same period last year. The decrease in borrowings is attributable to contractual principal paydowns that have been made.

Provision for Loan Losses

The Company recorded a $100,000 provision for loan losses for the three months ended September 30, 2002 in comparison to $125,000 for the same period in 2001. The allowance for loan losses has increased to .91% of total loans at September 30, 2002, from .84% at the same date last year. Asset quality remains high with non-performing loans as a percent of loans of .57% and the allowance for loan losses as a percent of non-performing loans of 160.0% at September 30, 2002.

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

Non-interest Income and Non-interest Expense

Non-interest income increased by 5.0% to $271,000 in the third quarter of 2002, primarily due to an increase in transaction account fees. Non-interest expense increased by $230,000 in the third quarter of the current year compared to the same period in 2001. This majority of this variance was the result of a $192,000 increase in salaries and employee benefits. This higher expense was principally the result of increases in the cost of the Company's defined benefit plan and employee stock ownership plan (ESOP), as well as increased staffing levels.,(32 k legal, 32 K ATM fees, 15K audits and consulting)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2002 and 2001

General

Net income for the Company for the nine-month period ended September 30, 2002 was $1,695,000 million or $0.59 per diluted share, an increase of 6.0% over 2001 year to date net income of $1,608,000 or $0.53 per diluted share. This increase is attributable to a $475,000 increase in net interest income prior to loan loss provision and an increase of $132,000 in non-interest income which were partially offset by additional loan loss provision of $75,000, increased non-interest expense of $403,000 and additional income tax expense of $42,000. The increase in net interest income was caused by a $1.6 million decrease in total interest expense offset by an $1.1 million decrease in total interest income. Diluted earnings per share increased by 11.3% due to both the aforementioned increase in net income and a decrease in weighted average outstanding shares.

Interest Income

Interest income decreased from $12.7 million for the nine-month period ended September 30, 2001 to $11.6 million in the nine-month period ended September 30, 2002. The decrease in interest income is the result of lower prevailing interest rates throughout 2002, as compared to the prior year. Average loans increased from $167.3 million for the nine-month period ended September 30, 2001 to $173.3 million for the same period in 2002, primarily due to growth in the residential lending area. Interest income on securities decreased $290,000 from September 30, 2001 to $1.6 million for the nine-month period ended September 30, 2002 primarily due to a decrease in the yield earned on these investments from 5.63% in 2001 to 4.95% this year. Interest income on federal funds dropped from $623,000 for the nine months ended September 30, 2001 to $222,000 for the comparable period in 2002 as a result of a decrease in yields from 4.36% to 1.68% over the two periods and a $1.5 million decline in average balance outstanding.

Interest Expense

Interest expense decreased by 28.6% from $5.6 million for the nine-month period ended September 30, 2001 to $4.0 million for the nine-month period ended September 30, 2002. This decrease is almost entirely driven by a decline in the cost of deposits and borrowings from 4.14% for the first nine months of 2001 to 2.90% for the same period of 2002. The average balance of interest-bearing deposits grew to $167.0 million at September 30, 2002 from $161.3 million a year ago as investors continued to gravitate to these products over equity markets. Average borrowed funds declined from $18.7 million to $15.9 million, reflecting contractual debt principal payments.

Provision for Loan Losses

The Company recorded a $200,000 provision for loan losses in the nine-month periods ended September 30, 2002 as compared to a provision of $125,000 in the first nine months of 2001.

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

Non-interest Income and Non-interest Expense

The increase in non-interest income of $132,000 for the first nine-months of 2002, is due to gains on sales of securities sold totaling $132,000.

The increase in non-interest expense was primarily attributable to an increase of $405,000 in wages and benefits from $2.7 million for the nine-month period ended September 30, 2001 to $3.1 million for the same period of 2002. This higher expense was principally the result of increases in the cost of the Company's defined benefit plan and employee stock ownership plan (ESOP), as well as increased staffing levels.,(32 k legal, 32 K ATM fees, 15K audits and consulting)

Income Tax Expense

Income tax expense increased to $839,000 for the nine-month period ended September 30, 2002 from $797,000 for the nine-month period ended September 30, 2001, due to increased profitability in 2002.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At September 30, 2002, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and an amortizing note totaling $15.0 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the three-month period ended September 30, 2002, the Company originated loans of approximately $12.5 million, an increase of 14.7% over the approximately $10.9 million of loans originated in the three-month period ended September 30, 2001. Purchases of securities were $600,000 for the three-month period ending September 30, 2002 and $10.6 million for the same period in 2001.

At September 30, 2002, the Company had loan commitments to borrowers of approximately $9.4 million, and available letters and lines of credit of approximately $6.9 million. Total deposits were $196.3 million at September 30, 2002, an increase of $6.5 million from $189.8 million at September 30, 2001.

Time deposit accounts scheduled to mature within one year were $53.7 million at September 30, 2002. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At September 30, 2002, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at September 30, 2002 was $35.2 million and $33.6 million, respectively, or 14.7% and 13.5% of average assets, respectively. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $12.5 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At September 30, 2002, the Bank had a total risk-based capital ratio of 19.6%.

The Company paid cash dividends of $0.09 and $.07 per share during the three-month periods ended September 30, 2002 and 2001, respectively. During the three-month period ended September 30, 2002, the Company repurchased 37,400 shares of common stock at a cost of $884,000.

The Company does not anticipate any material capital expenditures, nor does it have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Item 4. Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-QSB for the quarter ended September 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted to section and 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibits 99.1 and 99.2.

Item 6. Exhibits and Reports on Form 8-K
    Exhibits: Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 and Exhibit 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

    Reports on Form 8-K.

None.

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
Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 13, 2002
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	November 13, 2002

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended September 30, 2002

Statement furnished pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The undersigned, Charles M. Sprock, is the Chief Executive Officer of Rome Bancorp, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report").

By execution of this statement, I certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rome Bancorp, Inc..; 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002 /s/Charles M. Sprock
Dated Charles M. Sprock

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended September 30, 2002

Statement furnished pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The undersigned, David C. Nolan, is the Chief Financial Officer of Rome Bancorp, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report").

  I have reviewed this quarterly report on Form 10-QSB of Rome Bancorp, Inc..; 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002 /s/David C. Nolan
Dated David C. Nolan

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended September 30, 2002

EXHIBIT 99.1

Statement furnished pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The undersigned, Charles M. Sprock, is the Chief Executive Officer of Rome Bancorp, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report").

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

    November 13, 2002 /s/Charles M. Sprock

    Dated Charles M. Sprock

    Rome Bancorp, Inc

    Form 10-QSB

    For the quarter ended September 30, 2002

    EXHIBIT 99.2

    Statement furnished pursuant to Section 906 of the
    Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    The undersigned, David C. Nolan, is the Chief Financial Officer of Rome Bancorp, Inc. (the "Company").

    This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report").

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

November 13, 2002 /s/David C. Nolan
Dated David C. Nolan