Form 10KSB
period 2002-12-31
ROME BANCORP INC
filed 2003-03-28
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $0.01 per share
Title of Class

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The revenues for the issuer's fiscal year ended December 31, 2002 were $16,771,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On March 07, 2003: $17,367,818.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Rome Bancorp had 2,865,733 shares outstanding as of March 07, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement pursuant to Regulation 14A to be delivered to the Commission for filing and the 2002 Annual Report to Shareholders for the fiscal year ended December 31, 2002 which has not previously been mailed to the Commission, are incorporated by reference into Parts II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes No X
TABLE OF CONTENTS
		Page
PART I

ITEM 1.	DESCRIPTION OF THE BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	24
ITEM 3.	LEGAL PROCEEDINGS	24
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

PART II

ITEM 5.	MARKET FOR ROME BANCORP'S COMMON STOCK AND RELATED
	SHAREHOLDER MATTERS	24
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	24
ITEM 7.	FINANCIAL STATEMENTS	25
ITEM 8.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	25

PART III

ITEM 9.	DIRECTORS AND PRINCIPAL OFFICERS OF ROME BANCORP	25
ITEM 10.	EXECUTIVE COMPENSATION	25
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	25
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	26
ITEM 13.	CONTROLS AND PROCEDURES	26
ITEM 14.	EXHIBITS AND REPORTS ON FORM 8-K	26
ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	27

PART I

ITEM 1. DESCRIPTION OF THE BUSINESS

General

Rome Bancorp, Inc. (Rome Bancorp or the Company) is a Delaware corporation organized on June 9, 1999 as the stock holding company for The Rome Savings Bank (Rome Savings), a New York-chartered stock savings bank headquartered in Rome, New York. Rome Bancorp's principal business is to hold the capital stock of Rome Savings.

Rome Savings was originally chartered in 1851 as a New York mutual savings bank headquartered in Rome, New York. Deposits in Rome Savings are insured by the FDIC, and Rome Savings is examined and regulated by the New York State Department of Banking (Department of Banking) and the FDIC. Rome Savings is a community and customer oriented retail savings bank that offers traditional deposit products, residential real estate mortgage loans and consumer, commercial and commercial real estate loans. In addition, Rome Savings purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities and other investments permitted by applicable laws and regulations. At December 31, 2002, Rome Bancorp, Inc. had assets of $250.1 million, deposits of $194.9 million and shareholders' equity of $36.2 million.

Business Strategy

Our revenues are derived principally from interest on our loans and interest and dividends on our investment securities. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Market Area

Operations are conducted out of our executive office in Rome, New York and three branch offices located in Oneida County, New York, two of which are located in Rome and one in New Hartford, New York. As of June 30, 2002, we maintained a 6.16% share of all Oneida County, New York deposits, ranking us sixth in the size of deposits in Oneida County. We also maintained a 43.09% market share of all reported funds on deposit in the City of Rome as of June 30, 2002, making us the largest depository institution in Rome.

Our geographic market area for loans and deposits is principally Oneida County, New York. The local economy is not dependent on one key employer. The principal employment sectors are services (excluding financial), wholesale and retail trade and manufacturing.

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

Lending Activities

General. Rome Savings has a long standing commitment to originate commercial real estate, commercial and consumer loans in addition to a traditional emphasis on residential lending. As of December 31, 2002, we had total loans of $183.3 million. We currently retain substantially all of the loans that we originate.

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
	At December 31,
	2002		2001		2000		1999		1998
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
							(Dollars in thousands)
Mortgage loans:
One to four family	$ 71,687	39.11%	$ 62,099	36.70%	$ 62,937	37.57%	$ 64,258	44.85%	$ 65,752	48.06%
Commercial real estate	53,530	29.20	49,266	29.12	47,512	28.36	32,971	23.01	29,499	21.56
Construction and land	1,520.83		2,165	1.28	1,047	0.62	1,136	0.79	391	0.29
Total mortgage loans	126,737	69.14	113,530	67.10	111,496	66.55	98,365	68.65	95,642	69.91

Commercial loans	16,752	9.14	15,440	9.13	17,815	10.63	19,984	13.95	17,271	12.62

Consumer loans:
Automobile	17,628	9.62	20,085	11.87	22,248	13.28	10,376	7.24	9,460	6.92
Property improvement	6,422	3.51	3,018	1.78	2,201	1.31	1,883	1.31	2,108	1.54
Education	1,451.79		4,523	2.67	4,648	2.78	4,735	3.30	5,224	3.82
Other	14,304	7.80	12,608	7.45	9,126	5.45	7,945	5.55	7,099	5.19
Total consumer loans	39,805	21.72	40,234	23.77	38,223	22.82	24,939	17.40	23,891	17.47

Total loans	183,294	100.00%	169,204	100.00%	167,534	100.00%	143,288	100.00%	136,804	100.00%

Less: Allowance for loan losses	1,730	1,597		1,688		1,776		1,956
Loans, net	$ 181,564	$ 167,607		$ 165,846		$ 141,512		$ 134,848

Loan Maturity. The following table presents the contractual maturity of our commercial loans at December 31, 2002. The table does not include the effect of prepayments or scheduled principal amortization.

At December 31, 2002
Commercial Loans
(In thousands)
Amounts due:
Within one year	$ 7,174
After one year:
One to three years	2,110
Three to five years	3,305
Five to ten years	3,549
Ten to twenty years	614
Total due after one year	9,578
Total commercial loans	$ 16,752

The following table presents, as of December 31, 2002, the dollar amount of all commercial loans, due after December 31, 2003, and whether these loans have fixed interest rates or adjustable interest rates.

Due After December 31, 2003
	Fixed	Adjustable	Total
(In thousands)

Commercial loans	$ 6,794	$ 2,784	$ 9,578

Residential Mortgage Lending. Rome Savings emphasizes the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner. As of December 31, 2002, loans on one- to four-family residential properties accounted for $71.7 million, or 39.1%, of Rome Savings' total loan portfolio. Of residential mortgage loans outstanding on that date, 23.6% were ARM loans and 76.4% were fixed rate loans.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2002, our commercial real estate loan portfolio consisted of 171 loans, totaling $53.5 million, or 29.2%, of total loans. Most of the commercial real estate portfolio consists of loans which are collateralized by properties in our normal lending area. To a lesser extent, commercial real estate loans are secured by out of market properties. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.25.

Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At December 31, 2002, our commercial loan portfolio consisted of 413 loans, totaling $16.8 million, or 9.1% of total loans.

Consumer Loans. Rome Savings offers a variety of consumer loans. At December 31, 2002, the consumer loan portfolio totaled $39.8 million or 21.7% of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. We expect consumer lending to be an area of steady lending growth, with installment loans continuing to account for the major portion of our consumer lending volume. Automobile loans currently comprise the largest portion at 44.1% of the consumer loan portfolio, which consists primarily of loans for used cars.

Asset Quality

Non-performing Assets. Non-performing assets totaled $1.6 million at December 31, 2002 compared with $755,000 at December 31, 2001.

The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonaccruing loans:
Mortgage loans	$ 531	$ 51	$ 41	$ 224	$ 355
Commercial loans	377	420	1,076	112	439
Consumer loans	148	103	41	22	5
Total	1,056	574	1,158	358	799
Accruing loans delinquent 90
days or more	460	181	188	129	132
Total non-performing loans	1,516	755	1,346	487	931
Foreclosed real estate, net	55	-	-	183	293
Total non-performing assets	$ 1,571	$ 755	$ 1,346	$ 670	$ 1,224
Non-performing loans to total loans	0.83%	0.45%	0.80%	0.34%	0.68%
Non-performing assets to total assets	0.63%	0.31%	0.55%	0.30%	0.54%

We define the population for evaluation of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company's recorded investment in loans that are considered impaired totaled $307,000 and $389,000 at December 31, 2002 and 2001, respectively. If all non-accrual loans had been current in accordance with their terms during the year ended December 31, 2002 and 2001, interest income on such loans would have amounted to $87,400 and $83,400, respectively. At December 31, 2002, Rome Savings did not have any loans not included above which are "troubled debt restructurings" as defined in SFAS No. 15.

Allowance for Loan Losses. The following table sets forth activity in Rome Savings' allowance for loan losses and other ratios at or for the dates indicated.

	At or For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance at beginning of year	$ 1,597	$ 1,688	$ 1,776	$ 1,956	$ 1,742
Provision for loan losses	330	325	650	175	390
Charge-offs:
Mortgage loans	51	37	36	184	191
Commercial loans	32	341	795	338	111
Consumer loans	289	213	153	88	109
	372	591	984	610	411
Recoveries	175	175	246	255	235
Net charge-offs (recoveries)	197	416	738	355	176
Balance at end of year	$ 1,730	$ 1,597	$ 1,688	$ 1,776	$ 1,956
Ratio of net charge-offs to
average loans outstanding
during the period	0.11%	0.25%	0.49%	0.26%	0.13%
Allowance for loan losses as
a percent of loans	0.94%	0.94%	1.01%	1.24%	1.43%
Allowance for loan losses as
a percent of non-performing
loans	114.12%	211.52%	125.41%	364.68%	210.32%

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

For the year ended December 31, 2002, we increased our allowance for loan losses through a $330,000 provision for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses accurately reflects the level of risk in the loan portfolio. In addition to the non-performing loans, management has identified, through normal internal credit review procedures, $13.3 million in "potential problem loans" at December 31, 2002. Payments are current on $12.0 million or 90.4% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. Rome Savings will continue to be aggressive in identifying, monitoring and resolving potential problem loans. See "Management's Discussion and Analysis - Comparison of Results of Operations for the Years Ended December 31, 2002 and 2001 - Provision for Loan Losses."

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.
	At December 31, 2002		At December 31, 2001		At December 31, 2000		At December 31, 1999		At December 31, 1998
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Mortgage loans:
One to four family	$220	39.11%	$222	36.70%	$231	37.57%	$337	44.85%	$331	48.06%
Commercial real estate	767	29.20	762	29.12	613	28.36	709	23.01	792	21.56
Construction & land	0	0.83	0	1.28	0	0.62	28	0.79	10	0.29
Total mortgage loans	987	69.14	984	67.10	844	66.55	1,074	68.65	1,133	69.91

Commercial loans	511	9.14	391	9.13	662	10.63	473	13.95	594	12.62

Consumer loans	232	21.72	222	23.77	182	22.82	229	7.40	229	17.47

Total allowance for loan losses	$1,730	100.00%	$1,597	100.00%	$1,688	100.00%	$1,776	100.00%	$1,956	100.00%

Securities

General. The Board of Directors reviews and approves our investment policy on an annual basis. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed by the Treasurer/Chief Financial Officer. The Treasurer reports to the Asset Liability Management Committee and to the Executive Committee monthly.

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

	2002			2001		2000
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Held to Maturity:
Mortgage-backed securities
GNMA	$ 231	$ 255	$ 319	$ 349	$ 415	$ 438
FHLMC	-	-	15	17	19	22
U.S. Government securities	2,305	2,395	988	1,041	983	1,018
Other bonds	230	230	404	404	376	376
Total held to maturity	2,766	2,880	1,726	1,811	1,793	1,854

Available for sale:
U.S. Government securities	-	-	-	-	1,000	999
U.S. Government agencies	5,920	6,187	9,634	9,959	20,690	20,839
State and Municipal obligations	9,154	9,792	9,790	10,103	9,686	9,780

Mortgage-backed securities
FNMA	739	766	1,000	1,000	-	-
FHLMC	4,546	4,749	5,422	5,494	4,597	4,585
Corporate bonds	12,243	12,965	12,195	12,594	5,886	6,004
Total available for sale debt securities	32,602	34,459	38,041	39,150	41,859	42,207

Equity securities	6,582	5,215	5,531	5,167	4,184	4,196

FHLB stock	767	767	926	926	1,000	1,000

Total available for sale	39,951	40,441	44,498	45,243	47,043	47,403
Total investment securities	$ 42,717	$ 43,321	$ 46,224	$ 47,054	$ 48,836	$ 49,257

Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for Rome Savings' debt securities at December 31, 2002.
			More Than One Year		More Than Five Years
	One Year or Less		to Five Years		to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	$ -	-	$ 1,071	6.15%	$ 3,097	1.97%	$ 2,019	1.97%	$ 6,187	2.69%
State and Municipal obligations (1)	501	7.28%	7,912	6.08	1,078	6.24	301	6.90	9,792	6.18
Mortgage-backed securities	-	-	1,438	5.93	4,077	5.23	-	-	5,515	5.41
Corporate bonds	2,163	6.73%	10,802	5.79	-	-	-	-	12,965	5.95

Held to maturity securities:
U.S. Government securities	-	-	2,305	4.02	-	-	-	-	2,305	4.02
Mortgage-backed securities	-	-	34	8.00	197	9.97	-	-	231	9.68
Other	-	-	-	-	-	-	230	6.85	230	6.85

Total debt securities	$ 2,664	6.83%	$ 23,562	5.74%	$ 8,449	4.27%	$ 2,550	2.99%	$ 37,225	5.30%

_______________________________________
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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 61.4% and 59.4% of total deposits on December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, time deposits with remaining terms to maturity of less than one year amounted to $51.2 million and $52.1 million, respectively. See "Management's Discussion and Analysis - Analysis of Net Interest Income" for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2002 and 2001.

At December 31, 2002, we had $9.5 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$ 2,697
Over three months through six months	1,883
Over six months through 12 months	2,322
Over 12 months	2,627
Total	$ 9,529

Borrowings. At December 31, 2002 the Company had outstanding borrowings of $14.9 million which were used to fund loan growth. In the future, we expect to continue to utilize borrowings as a funding source and may borrow funds pursuant to repurchase agreements, whereby we sell an asset with an agreement to repurchase it at some future date. We are a member of the Federal Home Loan Bank of New York and have available a line of credit of $24,710,000.

Subsidiary Activities

Rome Savings has four subsidiaries, 100 On the Mall Corporation, Clocktower Insurance Agency Incorporated, Clocktower Financial Corporation and RSB Capital Inc. 100 On the Mall acts as a manager, and developer of real estate. Its only activity is ownership of Rome Savings' main office building and premises. Clocktower Insurance owns real estate for future expansion, which is currently being leased to a Dunkin Donuts franchise adjacent to one of our branch offices. Clocktower Financial Corporation and RSB Capital, Inc. are currently inactive.

Employees

At December 31, 2002, Rome Savings had 86 full-time and 17 part-time employees. Rome Savings's employees are not represented by a collective bargaining agreement, and Rome Savings considers its relationship with its employees to be good.

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

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New York-chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank's net worth, plus an additional 10% of the bank's net worth if secured by the requisite collateral. Rome Savings currently complies with applicable loans-to-one-borrower limitations. At December 31, 2002, Rome Savings' limit on loans to one borrower was $9.0 million.

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

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. Rome Savings was considered "well-capitalized" under FDIC guidelines at December 31, 2002.

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

Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular institution poses to its deposit insurance fund. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the most recent quarterly report filed with the applicable bank regulatory agency prior to the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed below. See "- Federal Banking Regulation - Prompt Corrective Action" below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Rome Savings.

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

Section 23A:

- limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

- requires that all such transactions be on terms that are consistent with safe and sound banking practices.

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

Effective April 1, 2003, the Federal Reserve Board, or FRB, is rescinding its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will become subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

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

Federal Home Loan Bank System. Rome Savings is a member of the Federal Home Loan Bank (the "FHLB") of New York , which is one of the regional FHLBs making up the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Rome Savings is required to acquire and hold shares of capital stock in the FHLB-NY. Effective July 10, 2002, each member of the FHLB-NY must maintain a minimum investment in FHLB-NY stock in an amount equal to the sum of (i) the greater of $1,000 or 0.20% of the member's mortgage-related assets and (ii) 4.50% of the dollar amount of any outstanding advances under such member's Advances, Collateral Pledge and Security Agreement with the FHLB-NY.

Rome Savings was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at December 31, 2002, of $767,000. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, Rome Savings's net interest income would be affected.

Under the GLB Act, membership in the FHLB System is now voluntary for all federally-chartered savings associations, such as Rome Savings. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on 6-months notice) and Class B (redeemable on 5-years notice).

Pursuant to regulations promulgated by the Federal Housing Finance Board, as required by GLBA, the FHLB-NY has adopted a capital plan, which is expected to become effective during the second half of 2003, that will change the foregoing minimum stock ownership requirements for FHLB-NY stock. Under the new capital plan, each member of the FHLB-NY will have to maintain a minimum investment in FHLB-NY capital stock in an amount equal to the sum of (i) the greater of $1,000 or 0.20% of the member's mortgage-related assets and (ii) 4.50% of the dollar amount of any outstanding advances under such member's Advances, Collateral Pledge and Security Agreement with the FHLB-NY.

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

Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Rome Savings, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

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

Federal Reserve System

Under regulations of the Federal Reserve Board (the "FRB"), Rome Savings is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $41.3 million or less, subject to adjustment by FRB, and an initial reserve of $1.083 million plus 10%, subject to adjustment by FRB between 8% and 14%, against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. Rome Savings is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at an Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce Rome Savings's interest-earning assets, to the extent the requirement exceeds vault cash.

Holding Company Regulation

Federal Regulation. Rome, MHC and Rome Bancorp are governed as bank holding companies. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Rome Savings. As of December 31, 2002, the total capital and Tier 1 capital ratios for Rome, MHC and Rome Bancorp would, on a pro forma basis, exceed these minimum capital requirements. See "- Federal Banking Regulation - Capital Requirements" above.

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

USA PATRIOT Act

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

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

  Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002. Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator. Astoria Federal is in compliance with the OTS's anti-money laundering regulations. [ROME TO CONFIRM].

  Pursuant to Section 326, on July 23, 2002 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued a Proposed Rule that provides for minimum standards with respect to customer identification and verification. On July 23, 2002, the OTS and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally. A financial institution's program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver's licenses, passports, credit reports and other similar means.

  Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Interim rules under Section 312 were issued by the Treasury Department on July 23, 2002. The interim rules state that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts the present a high risk of money laundering.

    Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
    Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Although we anticipate that we will incur additional expense in complying with the provisions of the USA PATRIOT Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

The Sarbanes-Oxley Act

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

    the creation of an independent accounting oversight board;
    auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
    additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;
    the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
    an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors.
    requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;
    requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;
    expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
    a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;
    disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
    mandatory disclosure by analysts of potential conflicts of interest; and
    a range of enhanced penalties for fraud and other violations.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Federal Securities Law

Rome Bancorp's common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Rome Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our business through our executive office, operations center and three banking offices. At December 31, 2002, the net book value of the computer equipment and other furniture, fixtures and equipment of Rome Savings and Rome Bancorp at their offices totaled $539,000. For more information, see Note 5 of Notes to Consolidated Financial Statements.
Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2002
			(In thousands)
Executive Office:
100 West Dominick St. Rome, NY	Owned	1956	$ 818
Branch Offices:
1629 Black River Boulevard Rome, NY	Owned	1963	267
1300 Erie Boulevard Rome, NY	Owned	1997	1,046
82 Seneca Turnpike New Hartford, NY	Owned	1983	101
Mortgage Center:
137 West Dominick Street Rome, NY	Owned	2003	489
Accounting Center:
139 West Dominick Street Rome, NY	Owned	1995	380

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR ROME BANCORP'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The following information included in the Rome Bancorp, Inc. 2002 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference: "Market for Rome Bancorp's Common Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information included in the Rome Bancorp, Inc. 2002 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Highlights," on pages 6 through 15 of the Annual Report.

ITEM 7. FINANCIAL STATEMENTS

The following information included in the Annual Report is incorporated herein by reference: "Consolidated Financial Statements and Notes to Consolidated Financial Statements."

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND PRINCIPAL OFFICERS OF ROME BANCORP

The following information included in Rome Bancorp's 2003 Proxy Statement for the 2003 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference: "Proposal 1, Election of Directors" and the following subsections of the section entitled "Information About Board of Directors and Management": "Board of Directors," "Committees of the Board," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

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

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [1]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	95,140	$ 7.44	90,149

Equity compensation plans not approved by security holders	--	--	--

Total	95,140	$ 7.44	90,149

(1) The number of securities remaining for future issuance under equity compensation plans includes 21,120 shares granted but unvested under the 2000 Recognition and Retention Plan, 14,791 shares available for issuance under the 2000 Recognition and Retention Plan and 54,238 shares available for issuance under the 2000 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information included in the Proxy Statement is incorporated herein by reference: "Transactions with Certain Related Persons."

ITEM 13. CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Chief Financial Officer and Treasurer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and the Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements included in the 2002 Annual Report are incorporated herein by reference:

Consolidated Balance Sheets - At December 31, 2002 and 2001;

Consolidated Statements of Income - Years Ended December 31, 2002 and 2001;

Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years Ended December 31, 2002 and 2001;

Consolidated Statements of Cash Flows - Years Ended December 31, 2002 and 2001; and

Notes to Consolidated Financial Statements - Years Ended December 31, 2002 and 2001

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

13.1 Annual Report to Shareholders for the Year Ended December 31, 2002.

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

(c) Reports on Form 8-K.

None.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information included in the Proxy Statement is incorporated herein by reference:

"Information on Principal Accountant Fees and Services."

Statements included in this Form 10-KSB and in future filings by Rome Bancorp, Inc. with the Securities and Exchange Commission, in Rome Bancorp, Inc. press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp, Inc. wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp, Inc. actual results, and could cause Rome Bancorp, Inc. actual financial performance to differ materially from that expressed in any forward-looking statement: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; (6) competitors may have greater financial resources and developed products that enable such competitors to compete more successfully than the Company; and (7) adverse changes may occur in the securities markets or with respect to inflation. The foregoing list should not be construed as exhaustive, and Rome Bancorp, Inc. disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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
Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	March 26, 2003
/s/Bruce R. Engelbert Bruce R. Engelbert	Director	March 26, 2003
/s/David C. Grow David C. Grow	Director	March 26, 2003
/s/Kirk B. Hinman Kirk B. Hinman	Director	March 26, 2003
/s/T. Richard Leidig T. Richard Leidig	Director	March 26, 2003
/s/Richard H. McMahon Richard H. McMahon	Director	March 26, 2003
/s/Michael J. Valentine Michael J. Valentine	Director	March 26, 2003
/s/Marion C. Scoville Marion C. Scoville	Director	March 26, 2003

Rome Bancorp, Inc

Form 10-KSB

For the year ended December 31, 2002

Statement furnished pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The undersigned, Charles M. Sprock, is the Chief Executive Officer of Rome Bancorp, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 (the "Report").

By execution of this statement, I certify that:

1. I have reviewed this annual report on Form 10-KSB of Rome Bancorp, Inc.; 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003 /s/Charles M. Sprock
Dated Charles M. Sprock

Rome Bancorp, Inc

Form 10-KSB

For the year ended December 31, 2002

Statement furnished pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The undersigned, David C. Nolan, is the Chief Financial Officer of Rome Bancorp, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Annual Report on Form 10-KSB for the annual ended December 31, 2002 (the "Report").

  I have reviewed this annual report on Form 10-KSB of Rome Bancorp, Inc.; 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003 /s/David C. Nolan
Dated David C. Nolan