Form 10QSB
period 2003-03-31
ROME BANCORP INC
filed 2003-05-13
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or l5(d) of the Exchange Act

For the transition period from _______ to _______

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

Class May 8, 2003

Common Stock, par value $.01 2,865,733

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2003

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

March 31, 2003 and December 31, 2002

(in thousands, except share data)

	March 31,	December 31,
	2003	2002
	(unaudited)
Assets

Cash and due from banks	$ 5,656	$ 5,610
Federal funds sold and other short-term investments	10,205	10,088
Total cash and cash equivalents	15,861	15,698
Securities available for sale, at fair value	38,325	40,441
Securities held to maturity (fair value of $3,068 and $2,880
at March 31, 2003 and December 31, 2002, respectively)	2,961	2,766
Loans	189,585	183,294
Less: Allowance for loan loss	1,702	1,730
Net loans	187,883	181,564
Premises and equipment, net	4,118	3,848
Accrued interest receivable	1,456	1,398
Other assets	5,047	4,360
Total assets	$ 255,651	$ 250,075

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$ 26,673	$ 25,024
Savings	89,863	86,495
Money market	8,718	8,242
Time	73,146	72,362
Other interest bearing	2,530	2,801
Total deposits	200,930	194,924
Borrowings	14,285	14,920
Other liabilities	4,304	4,038
Total liabilities	219,519	213,882

Shareholders' equity
Common Stock, $.01 par value; authorized: 5,000,000 shares;
issued: 3,400,776 shares; outstanding 2,865,733 shares at
March 31, 2003 and 2,870,733 shares at December 31, 2002	34	34
Additional paid-in capital	10,518	10,493
Retained earnings	33,506	33,288
Treasury stock, at cost (535,043 shares at March 31, 2003 and
530,043 shares at December 31, 2002)	(7,230)	(7,101)
Accumulated other comprehensive income	91	294
Unallocated shares of employee stock ownership plan (ESOP); 95,540
shares at March 31, 2003 and 97,762 shares at December 31, 2002	(669)	(684)
Unearned compensation	(118)	(131)
Total shareholders' equity	36,132	36,193
Total liabilities and shareholders' equity	$ 255,651	$ 250,075

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2003 and 2002

(in thousands, except share data)

(unaudited)
	For the three months ended
	March 31,
	2003	2002
Interest income:
Loans	$3,294	$3,201
Securities	445	514
Other short-term investments	30	85
Total interest income	3,769	3,800

Interest expense:
Deposits	804	1,107
Borrowings	127	276
Total interest expense	931	1,383

Net interest income	2,838	2,417

Provision for loan losses	200	50
Net interest income after provision for loan losses	2,638	2,367

Total non-interest income	263	213

Non-interest expense:
Salaries and employee benefits	1,224	1,037
Building, occupancy and equipment	360	297
Other	522	552
Total non-interest expense	2,106	1,886

Income before income tax expense	795	694
Income tax expense	268	227
Net income	$ 527	$ 467

Basic earnings per share	$ .19	$ 0.17
Diluted earnings per share	$ .19	$ 0.16

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For the Three Months Ended March 31, 2003

( in thousands, except share and per share data)

(unaudited)

						Accumulated
		Additional				other	Unallocated
	Common	paid-in	Retained		Treasury	comprehensive	ESOP	Unearned
	stock	capital	earnings		stock	income	shares	compensation	Total

Balances at December 31, 2002	$ 34	$10,493	$33,288	$	$ (7,101)	$294	$(684)	$(131)	$36,193
Comprehensive income:
Net income	-	-	527		-	-	-	-	527
Other comprehensive income (loss)	-	-	-		-	(203)	-	-	(203)
Total comprehensive income									324
Purchase of 5,000 treasury shares	-	-	-		(129)	-	-	-	(129)
Amortization of Unearned Compensation	-	-	-		-	-	-	13	13
Dividends paid ($0.11 per share)	-	-	(309)		-	-	-	-	(309)
ESOP shares released for
allocation (2,222 shares)	-	25			-		15	-	40

Balances at March 31, 2003	$ 34	$10,518	$33,506	$	$ (7,230)	$91	$(669)	$(118)	$36,132

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

(unaudited) ( in thousands)
	2003	2002
Cash flows from operating activities:
Net income	$ 527	$ 467
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	97	87
(Increase) decrease in accrued interest receivable	(58)	30
Net loss on sale of securities available for sale	-	5
Provision for loan losses	200	50
Net gains on sales of real estate owned	(6)	-
Net amortization of premiums on securities	18	1
Increase in other liabilities	266	69
Increase in other assets	(608)	(112)
Gain on sale of loans	(35)	-
Allocation of ESOP shares	40	31
Amortization of Unearned Compensation	13	13

Net cash provided by operating activities	454	641

Cash flows from investing activities:
Net increase in loans	(7,637)	(253)
Proceeds from sale of education loans	1,154	-
Proceeds from sales of securities available for sale	-	990
Proceeds from maturities and principal reductions of
securities available for sale	1,737	2,731
Purchases of securities available for sale	(3)	(3,287)
Purchases of securities held to maturity	(284)	(430)
Redemption of Federal Home Loan Bank stock	35	-
Proceeds from maturities and principal reductions of
securities held to maturity	80	134
Proceeds from sales of real estate owned	61	-
Additions to premises and equipment	(367)	(95)

Net cash used in investing activities	(5,224)	(210)

Cash flows from financing activities:
Increase (decrease) in time deposits	784	(351)
Increase in other deposits	5,222	4,090
Repayments of borrowings	(635)	(593)
Purchase of treasury stock	(129)	(752)
Dividends	(309)	(257)

Net cash provided by (used in) financing activities	4,933	2,137

Net increase in cash and cash equivalents	163	2,568
Cash and cash equivalents at beginning of period	15,698	23,922

Cash and cash equivalents at end of period	$ 15,861	$ 26,490

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002

(unaudited) (in thousands)

	2003	2002
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	-	$ 30
Change in securities purchased and not settled	-	(935)
Cash paid during the period for:
Interest	$ 933	1,383
Income taxes	95	208

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of March 31, 2003 and December 31, 2002 and for the three-month periods ended March 31, 2003 and 2002. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

Rome Bancorp, Inc. believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

The data in the condensed consolidated balance sheet for December 31, 2002 was derived from the Company's 2002 Annual Report on Form 10-KSB. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the 2002 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10- KSB.

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

  Earnings Per Share

The following summarizes the computation of earnings per share for the three-month periods ended March 31, 2003 and 2002 (in thousands, except share and per share data):

For the three months ended

March 31,

	2003	2002
Basic earnings per share:
Income available to common shareholders	$ 527	$ 467
Weighted average basic shares outstanding	2,750	2,795

Basic earnings per share	$ 0.19	$ 0.17

Diluted earnings per share:
Income available to common shareholders	$ 527	$ 467
Weighted average basic shares outstanding	2,750	2,795
Effect of dilutive securities:
Stock options	68	63
Unearned compensation	9	10
Weighted average diluted shares outstanding	2,827	2,867

Diluted earnings per share	$ 0.19	$ 0.16

  Other Comprehensive Income (Loss)

	For the three months ended
	March 31,
	2003	2002
Net change in unrealized loss on
available-for-sale securities	$ (338)	$ (52)
Reclassification adjustment for net realized loss included in net income	0	5
Other comprehensive loss, before tax	(338)	(47)
Deferred tax benefit	(135)	(19)
Other comprehensive
loss, net of tax	$ (203)	$ (28)

  Stock-Based Compensation

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for its Stock Option Plan. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards (SFAS) No. 123 requires companies not using a fair value based method of accounting for stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied.

  The fair value of each option grant is estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made on June 28, 2000; dividend yield of 2.00%; expected volatility of 47.50%; risk free interest rate of 6.30%; expected lives of five years. The estimated weighted average fair value of the options granted on June 28, 2000 was $3.18 per option.

  Pro forma disclosures for the Company for the periods ended March 31, 2003 and 2002 utilizing the estimated fair value of the options granted and an assumed 5% forfeiture rate are as follows:

	For the three months ended
	March 31,
	2003	2002
	(in thousands, except per share data)
Net income:
As reported	$ 527	$ 467
Add: Stock based compensation expense included in net
income, net of related tax expense	8	8
Deduct: Total stock based compensation expense
determined under fair value method, net of related
tax expense	(17)	(17)
Pro forma	$ 518	$ 458

Basic earnings per share:
As reported	$ 0.19	$ 0.17
Pro forma	$ 0.19	$ 0.16

Diluted earnings per share:
As reported	$ 0.19	$ 0.16
Pro forma	$ 0.18	$ 0.16

  Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the effect on reported net income and earnings per share for the periods ended March 31, 2003 and 2002 may not be representative of the effects on reported net income or earnings per share for future periods.

  Commitments and Contingencies

  The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and involve, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts recognized in the consolidated balance sheet.

  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Substantially all commitments to extend credit, if exercised, will represent loans secured by real estate. At March 31, 2003 and 2002 the Company was committed to originate mortgage and other loans of approximately $11,456,000 and $9,313,000, respectively. Commitments under unused lines of credit and letters of credit were approximately $7,358,000 and $7,268,000 at March 31, 2003 and 2002, respectively.

  Recent Accounting Pronouncements

In October 2001, the FASB issued Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" which replaces SFAS No. 121. The provisions of SFAS No. 144 were effective for financial statements issued for fiscal years beginning after December 31, 2001. In May 2002 the FASB issued Statement No. 145," Recission of SFAS Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this statement are generally effective for fiscal years beginning after May 15, 2002. In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement is effective for disposal or exit activities initiated after December 31, 2002. The adoption of Statements No 144, 145 and 146 did not have a material effect on the results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on the Company's financial statements.

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

Comparison of Financial Condition at March 31, 2003 and December 31, 2002:

Total assets at March 31, 2003 were $255.7 million, an increase of $5.6 million from $250.1 million at December 31, 2002. Cash and federal funds remained fairly constant during the first quarter of 2003. Total securities decreased $1.9 million from $43.2 million at December 31, 2002 to $41.3 million at March 31, 2003. The decrease in securities was attributable to maturities in the investment portfolio, as well as a pre-tax unrealized loss on available for sale securities of $338,000.

The majority of the Company's equity holdings represent investments in a mutual fund which purchases high quality blue chip common stocks. The downturn in the equity markets has caused a decrease in the market value of the fund, resulting in unrealized losses of $1.7 million on the original investment of $6.2 million. This unrealized loss has been included in the equity adjustment required by SFAS No. 115 and is included in the equity section of the balance sheet as a component of "Accumulated Other Comprehensive Income." Management made an assessment of these holdings as of March 31, 2003 and has concluded that the unrealized losses are temporary in nature and do not require income statement recognition as of March 31, 2003. Management will continue to assess these unrealized losses for other than temporary impairment consideration.

The Company's loan portfolio increased by $6.3 million, or 3.5% during the first quarter of 2003. For the three-month period ended March 31, 2003, the Company originated loans of approximately $18.2 million, an increase of 82.0% over the approximately $10.9 million of loans originated in the first quarter of 2002. The majority of the growth in the loan portfolio was in the mortgage area. This growth is attributable to both the Company's emphasis on marketing these products and lower prevailing interest rates. Asset quality remained high over the same period, as non-performing loans as a percentage of total loans declined to 0.58% at March 31, 2003 from 0.83% at the prior year-end.

Total deposits increased $6.0 million or 3.1% from $194.9 million at year-end to $200.9 million at March 31, 2003. The overall increase in deposits is attributable to increases in non-interest bearing, savings, time and money market deposits partially offset by a decrease in other interest bearing deposits. Savings deposits increased $3.4 million or 3.9% from $86.5 million at December 31, 2002 to $89.9 million at March 31, 2003 while money market accounts and time deposits increased by $476,000 and $784,000, respectively, over the same period. Non-interest bearing deposits increased $1.6 million or 6.6% from $25.0 million at December 31, 2002 to $26.7 million at March 31, 2003. Management attributes at least part of the increase in these deposits to the continued decline in the equity markets and consequent flight to safety perceived in insured deposit accounts. Other interest bearing deposits decreased $271,000 or 9.7% as the Company continued to de-emphasize these products in its marketing efforts.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2003 and 2002

General

Net income for the three months ended March 31, 2003 was $527,000 representing an increase of $60,000, or 12.8%, compared to $467,000 for the same period in 2002. The increase in net income is comprised of a $421,000 increase in net interest income before loan loss provision and a $50,000 increase in non-interest income, which were partially offset by a $150,000 increase in the provision for loan losses, a $220,000 increase in non-interest expense and a $41,000 increase in income tax expense.

Earnings per diluted share increased 18.8% to $0.19 per diluted share in comparison to $0.16 per diluted share for the same quarter of 2002. The increase in earnings per share was the result of both the above referenced improvement in first quarter net income and a decrease in the diluted shares outstanding. Diluted shares outstanding declined to 2,826,328 in comparison to 2,867,323 for the three months ended March 31, 2002 primarily as a result of the Company's stock repurchase program.

Interest Income

Interest income was basically unchanged at $3.8 million for both the quarter ended March 31, 2002 and the quarter ended March 31, 2003. The $31,000 decrease in interest income was due to the continued decline in market interest rates on earning assets, partially offset by an increase in average loan balances outstanding. Average loan balances for the first quarter of 2003 were $185.5 million, an increase of $16.6 million over the outstanding loans for the first quarter of 2002. As a result of the growth in the loan portfolio, interest income on loans increased $93,000 in the quarter ended March 31, 2003 even as their average yield decreased to 7.17% in comparison to a yield of 7.65% for the same period last year. Interest income on securities declined $69,000 from $514,000 for quarter ended March 31, 2002 to $445,000 for the quarter ended March 31, 2003. Comparatively, the average balance of securities declined by $4.5 million, or 9.7% from the first quarter of 2002 to the current quarter and the tax-equivalent yield on the Company's securities dropped from 4.88% to 4.74%. Finally, interest income on federal funds sold and other interest bearing deposits declined by $55,000 to $30,000 for the quarter ended March 31, 2003 due to significantly lower average holdings and a decline in their yield from 1.72% for the quarter ended March 31, 2002 to 1.07% for the current quarter.

Interest Expense

Interest expense decreased from $1.4 million in the quarter ended March 31, 2002 to $900,000 for the current quarter. Interest expense on deposits declined from $1.1 million for the quarter ended March 31, 2002 to $804,000 for the quarter ended March 31, 2003 reflecting a decrease in the average cost of deposits from 2.68% to 1.87% for the first quarters of 2002 and 2003, respectively. Outstanding average deposits for the quarter ended March 31, 2003 increased by $6.4 million, or 3.9%, over the same period a year earlier. The decline in the average cost of deposits was consistent with the decline in market rates. Interest expense on borrowed funds declined from $276,000 for the quarter ended March 31, 2002 to $127,000 for the quarter ended March 31, 2003 as a result of a $2.0 million decrease in average borrowings in the first quarter of 2003, as well as a 47.6% decline in the interest rate paid on such borrowings as compared to the same period last year. The decrease in borrowings is attributable to contractual principal paydowns that have been made.

Provision for Loan Losses

The Company recorded a $200,000 provision for loan losses for the three months ended March 31, 2003 in comparison to $50,000 for the same period in 2002. The increase in the provision for loan losses was necessitated by a higher level of loan charge-offs in the first quarter of 2003. Asset quality remains high with non-performing loans as a percent of loans of .58% and the allowance for loan losses as a percent of non-performing loans of 154.9% at March 31, 2003.

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

Non-Interest Income and Non-Interest Expense

Non-interest income increased by 23.5% to $263,000 in the first quarter of 2002, primarily due to a $17,000 increase in transaction account fees and $35,000 of gains on loan sales. Non-interest expense increased by $220,000 in the first quarter of the current year compared to the same period in 2002. This majority of this variance was the result of a $187,000 increase in salaries and employee benefits. This higher expense was principally the result of increases in the cost of the Company's retirement benefit plans, as well as increased staffing levels.,(32 k legal, 32 K ATM fees, 15K audits and consulting) Income tax expense for the first quarter of 2003 increased by $41,000, reflecting the higher level of pre-tax earnings in the current year to date.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At March 31, 2003, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and an amortizing note totaling $14.3 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the three-month period ended March 31, 2003, the Company originated loans of approximately $18.2 million, an increase of 82.0% over the approximately $10.9 million of loans originated in the three-month period ended March 31, 2002. Purchases of securities were $287,000 for the three-month period ending March 31, 2003 and $3.7 million for the same period in 2002.

At March 31, 2003, the Company had loan commitments to borrowers of approximately $11.5 million, and available letters and lines of credit of approximately $7.4 million.

Time deposit accounts scheduled to mature within one year were $50.2 million at March 31, 2003. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At March 31, 2003, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at March 31, 2003 was $37.7 million and $34.5 million, respectively, or 14.97% and 13.74% of average assets, respectively. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $12.5 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At March 31, 2003, the Bank had a total risk-based capital ratio of 19.35%.

The Company paid cash dividends of $0.11 and $0.09 per share during the three-month periods ended March 31, 2003 and 2002, respectively. During the three-month period ended March 31, 2003, the Company repurchased 5,000 shares of common stock at a cost of $129,000.

The Company does not anticipate any material capital expenditures, nor does it have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Item 3. Controls and Procedures

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-QSB for the quarter ended March 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibits 99.1 and 99.2.

Item 6. Exhibits and Reports on Form 8-K
    Exhibits:

    99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 .

    99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

    Reports on Form 8-K.

None.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rome Bancorp, Inc.
Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 8, 2003
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	May 8, 2003

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended March 31, 2003

Statement furnished pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

I, Charles M. Sprock, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Rome Bancorp, Inc.

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 3, 2003 /s/Charles M. Sprock
Dated Charles M. Sprock

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended March 31, 2003

Statement furnished pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

I, David C. Nolan, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Rome Bancorp, Inc.;

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 8, 2003 /s/David C. Nolan
Dated David C. Nolan

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended March 31, 2003

EXHIBIT 99.1

Statement furnished pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The undersigned, Charles M. Sprock, is the Chief Executive Officer of Rome Bancorp, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report").

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

    A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

    May 8, 2003 /s/Charles M. Sprock

    Dated Charles M. Sprock

    Rome Bancorp, Inc

    Form 10-QSB

    For the quarter ended March 31, 2003

    EXHIBIT 99.2

    Statement furnished pursuant to Section 906 of the
    Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    The undersigned, David C. Nolan, is the Chief Financial Officer of Rome Bancorp, Inc. (the "Company").

    This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report").

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

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

May 8, 2003 /s/David C. Nolan
Dated David C. Nolan