Form 10QSB
period 2003-06-30
ROME BANCORP INC
filed 2003-08-14
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Outstanding at August 11, 2003

Class

Common Stock, par value $.01 4,274,249

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

June 30, 2003 and December 31, 2002

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2003	2002
Assets

Cash and due from banks	$ 5,583	$ 5,610
Federal funds sold and other short-term investments	6,797	10,088
Total cash and cash equivalents	12,380	15,698
Securities available for sale, at fair value	37,105	40,441
Securities held to maturity (fair value of $3,024 and $2,880
at June 30, 2003 and December 31, 2002, respectively)	2,927	2,766
Loans	197,240	183,294
Less: Allowance for loan loss	1,745	1,730
Net loans	195,495	181,564
Premises and equipment, net	4,271	3,848
Accrued interest receivable	1,350	1,398
Other assets	4,602	4,360
Total assets	$ 258,130	$ 250,075

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$ 28,875	$ 25,024
Savings	91,689	86,495
Money market	8,521	8,242
Time	72,264	72,362
Other interest bearing	2,382	2,801
Total deposits	203,731	194,924
Borrowings	13,639	14,920
Other liabilities	4,192	4,038
Total liabilities	221,562	213,882

Shareholders' equity
Common Stock, $.00667 par value; authorized: 5,000,000 shares;
issued: 5,000,000 shares; outstanding 4,289,749 shares at
June 30, 2003 and 4,306,100 shares at December 31, 2002	33	34
Additional paid-in capital	9,879	10,493
Retained earnings	33,566	33,288
Treasury stock, at cost (710,251 shares at June 30, 2003 and
595,065 shares at December 31, 2002)	(6,495)	(7,101)
Accumulated other comprehensive income	343	294
Unallocated shares of employee stock ownership plan (ESOP); 139,977
shares at June 30, 2003 and 146,643 shares at December 31, 2002	(653)	(684)
Unearned compensation	(105)	(131)
Total shareholders' equity	36,568	36,193
Total liabilities and shareholders' equity	$ 258,130	$ 250,075

See accompanying notes to unaudited condensed consolidated financial statements.

Share data has been adjusted to reflect the three-for-two stock split distributed on June 16, 2003.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2003 and 2002

(in thousands, except share data)

(unaudited)
	For the three months ended			For the six months ended
		June 30,			June 30,
	2003		2002	2003		2002
Interest income:
Loans	$ 3,240		$ 3,301	$ 6,534		$ 6,501
Securities	426		547	871		1,062
Other short-term investments	22		70	52		156
Total interest income	3,688		3,918	7,457		7,719

Interest expense:
Deposits	774		1,042	1,578		2,148
Borrowings	118		267	245		543
Total interest expense	892		1,309	1,823		2,691

Net interest income	2,796		2,609	5,634		5,028

Provision for loan losses	50		50	250		100
Net interest income after provision for loan losses	2,746		2,559	5,384		4,928

Non-interest income:
Net gain on securities transactions	-		138	-		132
Other	282		273	545		486
Total non-interest income	282		411	545		618

Non-interest expense:
Salaries and employee benefits	1,174		983	2,398		2,021
Building, occupancy and equipment	353		318	713		615
Other	560		601	1,082		1,148
Total non-interest expense	2,087		1,902	4,193		3,784

Income before income tax expense	941		1,068	1,736		1,762
Income tax expense	322		355	590		582
Net income	$ 619		$ 713	$ 1,146		$ 1,180

Basic earnings per share	$ 0.15		$ 0.17	$ 0.28		$ 0.28
Diluted earnings per share	$ 0.15		$ 0.17	$ 0.27		$ 0.28

See accompanying notes to unaudited condensed consolidated financial statements.

Per share data has been adjusted to reflect the three-for-two stock split distributed on June 16, 2003.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For the Six Months Ended June 30, 2003

(in thousands, except share and per share data) (unaudited)
						Accumulated
		Additional				other	Unallocated
	Common	paid-in	Retained		Treasury	comprehensive	ESOP	Unearned
	stock	capital	earnings		stock	income	shares	compensation	Total

Balances at December 31, 2002	$ 34	$10,493	$33,288	$	$ (7,101)	$294	$(684)	$(131)	$36,193
Comprehensive income:
Net Income	-	-	1,146		- -	-	- -	-	1,146
Other comprehensive income	-	-	-		- -	49	- -	-	49
Total comprehensive income									1,195
Purchase of 16,350 treasury shares	-	-	-		(319)	-	-	-	(319)
Retirement of 101,164 treasury shares	(1)	(671)	(253)		925	-	-	-	-
Amortization of Unearned Compensation	-	-	-		- -	-	- -	26	26
Dividends paid ($0.1467 per share)	-	-	(615)		- -	-	- -	-	(615)
ESOP shares released for
allocation (6,666 shares)	-	57	-		-	-	31	-	88

Balances at June 30, 2003	$ 33	$9,879	$33,566	$	$ (6,495)	$343	$(653)	$(105)	$36,568

See accompanying notes to unaudited condensed consolidated financial statements.

Share and per share data has been adjusted to reflect the three-for-two stock split distributed on June 16, 2003.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

(unaudited) (in thousands)
	2003	2002
Cash flows from operating activities:
Net income	$ 1,146	$ 1,180
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	198	178
Decrease in accrued interest receivable	48	85
Net gain on securities transactions	-	(132)
Provision for loan losses	250	100
Net gains on sales of real estate owned	(6)	(9)
Net accretion on securities	26	9
Increase (decrease) in other liabilities	154	(6)
(Increase) decrease in other assets	(368)	50
Gain on sale of loans	(39)	-
Allocation of ESOP shares	126	66
Amortization of Unearned Compensation	26	26
Net cash provided by operating activities	1,561	1,547

Cash flows from investing activities:
Net increase in loans	(15,387)	(8,023)
Proceeds from sale of education loans	1,245	142
Proceeds from sales of securities available for sale	-	3,313
Proceeds from maturities and principal reductions of
securities available for sale	3,506	3,564
Purchases of securities available for sale	(129)	(5,204)
Purchases of securities held to maturity	(284)	(2,584)
Redemption of Federal Home Loan Bank stock	34	122
Proceeds from maturities and principal reductions of
securities held to maturity	104	1,240
Proceeds from sales of real estate owned	61	138
Additions to premises and equipment	(621)	(234)
Net cash used in investing activities	(11,471)	(7,526)

Cash flows from financing activities:
Decrease in time deposits	(980)	(1,349)
Increase in other deposits	9,787	5,378
Repayments of borrowings	(1,281)	(1,197)
Purchase of treasury stock	(319)	(753)
Dividends	(615)	(507)
Exercise of stock options	-	13
Net cash provided by financing activities	6,592	1,585

Net decrease in cash and cash equivalents	(3,318)	(4,394)
Cash and cash equivalents at beginning of period	15,698	23,922

Cash and cash equivalents at end of period	$ 12,380	$ 19,528

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2003 and 2002

(unaudited) (in thousands)

	2003	2002
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	$ -	$ 129
Change in securities purchased and not settled	-	(935)
Cash paid during the period for:
Interest	1,829	2,700
Income taxes	482	501

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

On May 28, 2003, the Company's Board of Directors announced a three-for-two stock split of Rome Bancorp's common shares. The additional shares were distributed to shareholders of record as of May 29, 2003 on June 16, 2003. All share and per share data presented have been adjusted to reflect this split.

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

  Earnings Per Share

The following summarizes the computation of earnings per share for the three-month periods ended June 30, 2003 and 2002.

Three months ended Six months ended

June 30 June 30

(in thousands, except share and per share data)

	2003	2002	2003	2002
Basic earnings per share:
Income available to common shareholders	$ 619	$ 713	$ 1,146	$ 1,180
Weighted average basic shares outstanding	4,119	4,163	4,125	4,177

Basic earnings per share	$ 0.15	$ 0.17	$ 0.28	$ 0.28

Diluted earnings per share:
Income available to common shareholders	$ 619	$ 713	$ 1,146	$ 1,180
Weighted average basic shares outstanding	4,119	4,163	4,125	4,177
Effect of dilutive securities:
Stock options	108	100	105	97
Unearned compensation	13	16	11	16
Weighted average diluted shares outstanding	4,240	4,279	4,241	4,290

Diluted earnings per share	$ 0.15	$ 0.17	$ 0.27	$ 0.28

  Other Comprehensive Income (Loss)

  Three months ended Six months ended

  June 30 June 30

	2003	2002	2003	2002
Net change in unrealized gain (loss) on
available-for-sale securities	$ (338)	$ 18	$ 82	$ (35)
Reclassification adjustment for net realized gain included in net income	-	(138)	-	(132)
Other comprehensive income (loss), before tax	(338)	(120)	82	(167)
Deferred tax expense (benefit)	(135)	(48)	33	(67)
Other comprehensive
income (loss), net of tax	$ (203)	$ (72)	$ 49	$ (100)

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

  The fair value of each option grant is estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made on June 28, 2000: dividend yield of 2.00%; expected volatility of 47.50%; risk free interest rate of 6.30%; and expected lives of five years. The estimated weighted average fair value of the options granted on June 28, 2000 was $2.12 per option.

  Pro forma disclosures for the Company for the periods ended June 30, 2003 and 2002 utilizing the estimated fair value of the options granted and an assumed 5% forfeiture rate are as follows:

  Three months ended Six months ended

  June 30 June 30

	2003	2002	2003	2002
	(in thousands, except per share data)
Net income:
As reported	$ 619	$ 713	$ 1,146	$ 1,180
Add: Stock based compensation expense included in net
income, net of related tax expense	8	8	16	16
Deduct: Total stock based compensation expense
determined under fair value method, net of related
tax expense	(17)	(17)	(34)	(34)
Pro forma	$ 610	$ 704	$ 1,128	$ 1,162

Basic earnings per share:
As reported	$ 0.15	$ 0.17	$ 0.28	$ 0.28
Pro forma	$ 0.15	$ 0.17	$ 0.27	$ 0.28

Diluted earnings per share:
As reported	$ 0.15	$ 0.17	$ 0.27	$ 0.28
Pro forma	$ 0.14	$ 0.16	$ 0.27	$ 0.27

  Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the effect on reported net income and earnings per share for the periods ended June 30, 2003 and 2002 may not be representative of the effects on reported net income or earnings per share for future periods.

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

  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Substantially all commitments to extend credit, if exercised, will represent loans secured by real estate. At June 30, 2003 and 2002 the Company was committed to originate mortgage and other loans of approximately $11,559,000 and $6,827,000, respectively. Commitments under unused lines of credit and letters of credit were approximately $7,695,000 and $261,000 at June 30, 2003, respectively, as compared to $6,152,000 and $224,000 at June 30, 2002, respectively.

  Recent Accounting Pronouncements

In May 2002 the FASB issued Statement No. 145," Recission of SFAS Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this statement are generally effective for fiscal years beginning after May 15, 2002. In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement is effective for disposal or exit activities initiated after December 31, 2002. The adoption of Statement Nos. 145 and 146 did not have a material effect on the results of operations or financial condition.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is generally effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The Company expects there to be no significant impact on its consolidated financial statements as a result of the adoption of this Statement.

In May 2003, the FASB issued SFAS no. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS no. 150 establishes standards for how an issuer classifies and measures certain financial instruments with both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

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

Comparison of Financial Condition at June 30, 2003 and December 31, 2002:

Total assets at June 30, 2003 were $258.1 million, an increase of $8.0 million from $250.1 million at December 31, 2002. Cash and federal funds decreased by $3.3 million in the first half of 2003, primarily as these funds were used to fund growth in the loan portfolio. Total securities decreased $3.2 million from $43.2 million at December 31, 2002 to $40.0 million at June 30, 2003. The decrease in securities was attributable to maturities in the investment portfolio.

The majority of the Company's equity holdings represent investments in a mutual fund which purchases high quality blue chip common stocks. The downturn in the equity markets has caused a decrease in the market value of the fund, resulting in unrealized losses of $1.2 million on the original investment of $6.2 million. This unrealized loss has been included in the equity adjustment required by SFAS No. 115 and is included in the equity section of the balance sheet as a component of "Accumulated Other Comprehensive Income." Management made an assessment of these holdings as of June 30, 2003 and has concluded that the unrealized losses are temporary in nature and do not require income statement recognition as of June 30, 2003. Management will continue to assess these unrealized losses for other than temporary impairment consideration.

The Company's loan portfolio increased by $13.9 million, or 7.7% during the first half of 2003. During the first six months of 2003, the Company originated loans of approximately $15.4 million, an increase of 91.3% over the approximately $8.0 million of loans originated in the same period of 2002. The majority of the growth in the loan portfolio in 2003 has been in the mortgage area. This growth is attributable to both the Company's emphasis on marketing these products and lower prevailing interest rates. Asset quality improved over the same period, as non-performing loans as a percentage of total loans declined to 0.42% at June 30, 2003 from 0.83% at the prior year-end.

Total deposits increased $8.8 million or 4.5% from $194.9 million at year-end to $203.7 million at June 30, 2003. The overall increase in deposits is attributable to increases in savings, non-interest bearing and money market accounts partially offset by a decrease in time and other interest bearing deposits. Savings deposits increased $5.2 million or 6.0% from $86.5 million at December 31, 2002 to $91.7 million at June 30, 2003. Non-interest bearing deposits increased $3.9 million or 15.4% from $25.0 million at December 31, 2002 to $28.9 million at June 30, 2003, while money market accounts increased by $279,000 over the same period. Management attributes at least part of the increase in deposits to the recent decline in the equity markets and consequent flight to safety perceived in insured deposit accounts. Other interest bearing deposits decreased $419,000 or 15.0% as the Company continued to de-emphasize these products in its marketing efforts. Time deposit accounts declined by $98,000, or 0.1% during the first half of 2003.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2003 and 2002

General

Net income for the three months ended June 30, 2003 was $619,000 as compared to $713,000 for the second quarter of 2002. The decrease in net income is comprised of a $129,000 decrease in non-interest income and an increase of $185,000 in non-interest expense, which were partially offset by a $187,000 increase in net interest income before provision for loan losses and a $33,000 decrease in income tax expense.

Earnings per diluted share decreased 11.8% to $0.15 per diluted share in comparison to $0.17 per diluted share for the same quarter of 2002. The decrease in earnings per share was the result of the above referenced decline in second quarter net income somewhat offset by a slight decrease in the diluted shares outstanding. Diluted shares outstanding declined to 4,240,030 in comparison to 4,279,039 for the three months ended June 30, 2002 primarily as a result of the Company's stock repurchase program.

Interest Income

Interest income decreased to $3.7 million for the quarter ended June 30, 2003 from $3.9 million for the same quarter of 2002. The decrease in interest income was attributable to the continued decline in market interest rates on earning assets, partially offset by an increase in average loan balances outstanding. Average loan balances for the second quarter of 2003 were $193.5 million, an increase of $22.2 million over the average outstanding loans for the second quarter of 2002. The yield on the Company's loan portfolio for the quarter ended June 30, 2003 was 6.70% in comparison to a yield of 7.64% for the same period last year. Interest income on securities declined $121,000 from $547,000 for quarter ended June 30, 2002 to $426,000 for the quarter ended June 30, 2003. Comparatively, the average balance of securities declined by $6.6 million, or 14.0% from the second quarter of 2002 to the current quarter and the yield on the Company's securities decreased from 5.13% to 4.20%. Finally, interest income on federal funds sold and other interest bearing deposits declined by $48,000 to $22,000 for the quarter ended June 30, 2003 due to significantly lower average holdings and a decline in their yield from 1.67% for the quarter ended June 30, 2002 to 1.39% for the current quarter.

Interest Expense

Interest expense decreased from $1.3 million in the quarter ended June 30, 2002 to $892,000 for the current quarter. Interest expense on deposits declined from $1.0 million for the quarter ended June 30, 2002 to $774,000 for the quarter ended June 30, 2003 reflecting a decrease in the average cost of interest bearing deposits from 2.51% to 1.78% for the second quarters of 2002 and 2003, respectively. Outstanding average deposits for the quarter ended June 30, 2003 increased by $10.0 million, or 5.2%, over the same period a year earlier. The decline in the average cost of deposits was consistent with the decline in market rates. Interest expense on borrowed funds declined from $267,000 for the quarter ended June 30, 2002 to $118,000 for the quarter ended June 30, 2003 as a result of a $2.0 million decrease in average borrowings in the second quarter of 2003, as well as a 49.5% decline in the interest rate paid on such borrowings as compared to the same period last year. The decrease in borrowings is attributable to contractual principal paydowns that have been made.

Provision for Loan Losses

The Company recorded a $50,000 provision for loan losses in the second quarters of both 2003 and 2002. Asset quality remains high with non-performing loans as a percent of loans of 0.42% and the allowance for loan losses as a percent of non-performing loans of 210.2% at June 30, 2003, as compared to 0.83% and 114.1% at December 31, 2002.

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

Non-Interest Income and Non-Interest Expense

Non-interest income decreased by 31.4% to $282,000 in the second quarter of 2003, from $411,000 in the same period of 2002. This decrease is attributable to gains on security sales totaling $138,000 recorded in the second quarter of the previous year, versus none in the current quarter.

Non-interest expense increased by $185,000 in the second quarter of the current year compared to the same period in 2002. This variance was primarily the result of a $191,000 increase in salaries and employee benefits, reflecting increases in the cost of the Company's retirement benefit plans, as well as increased staffing levels to accommodate new banking products and the conversion of the Company's core data processing system in the current quarter.,(32 k legal, 32 K ATM fees, 15K audits and consulting)

Income tax expense for the second quarter of 2003 decreased by $33,000, reflecting the lower level of pre-tax earnings in the current quarter.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2003 and 2002

General

Net income for the Company for the six-month period ended June 30, 2003 was $1.1 million or $0.27 per diluted share, a decrease of $34,000 or 2.9% compared to $1.2 or $0.28 per diluted share for the same period in 2002. This decrease is attributable to a $150,000 increase in the year to date loan loss provision, a decrease in non-interest income of $73,000, increased non-interest expense totaling $409,000 and an increase of $8,000 in income tax expense, which were partially offset by an increase in net interest income before loan loss provision of $606,000. The increase in net interest income was caused by an $868,000 decrease in total interest expense offset by a $262,000 decrease in total interest income.

Interest Income

Interest income decreased to $7.5 million for the six-month period ended June 30, 2003 from $7.7 million in the six-month period ended June 30, 2002. The decrease in interest income is the result of lower prevailing interest rates in the first half of 2003, as compared to the same period last year. Average loans increased from $169.3 million for the six-month period ended June 30, 2002 to $189.2 million for the same period in 2003, primarily due to growth in the residential lending area. Interest income on securities decreased $191,000 from June 30, 2002 to $871,000 for the six-month period ended June 30, 2003. The yield earned on these investments decreased to 4.78% for the first half of 2003 from 5.04% for the same period of 2002 while average balances of the investment portfolio decreased by 12.3% when compared to the first half of last year. Interest income on federal funds dropped from $156,000 for the six months ended June 30, 2002 to $52,000 for the comparable period in 2003 as a result of a 56.9% decrease in average federal funds holdings from $18.2 million to $7.9 million, as well as a decrease in yields from 1.71% to 1.32% over the two periods.

Interest Expense

Interest expense decreased by 32.3% from $2.7 million for the six-month period ended June 30, 2002 to $1.8 million for the six-month period ended June 30, 2003. This decrease is almost entirely driven by a decline in the cost of deposits and borrowings from 2.98% for the first six months of 2002 to 1.70% for the same period of 2003. The average balance of interest-bearing deposits grew to $172.9 million at June 30, 2003 from $166.0 million a year ago as investors continued to gravitate to these products over equity markets. Average borrowed funds declined to $14.2 million from $19.0 million, reflecting contractual debt principal payments.

Provision for Loan Losses

The Company recorded a $250,000 provision for loan losses in the six-month period ended June 30, 2003 as compared to $100,000 in the first half of 2002. The increase in the provision for loan losses was necessitated by a higher level of loan charge-offs in the first quarter of 2003.

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

Non-interest Income and Non-interest Expense

The decrease in non-interest income of $73,000 for the first six-months of 2003, is primarily due to gains recognized on sales of securities sold in 2002 totaling $132,000, which were partially offset by a current year increase in service fee income of $59,000 over 2002 levels.

The $409,000 increase in non-interest expense was primarily attributable to an increase of $377,000 in wages and benefits from $2.0 million for the six-month period ended June 30, 2002 to $2.4 million for the first half of 2003 occurring for the same reasons noted above in the discussion of the three-month periods ended June 30, 2003 and 2002. The remainder of the increase in non-interest expense is attributable to costs incurred in relation to the Company's new core system conversion as well as expenses incurred to expand product offerings.

Income Tax Expense

Income tax expense increased to $590,000 for the six-month period ended June 30, 2003 from $582,000 for the six-month period ended June 30, 2002, due to higher permanent tax differences related to the Company's retirement benefit plans.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At June 30, 2003, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and an amortizing note totaling $13.6 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the six-month period ended June 30, 2003, the Company originated loans of approximately $15.4 million, an increase of 91.8% over the approximately $8.0 million of loans originated in the first half of 2002. During the first six months of 2003, the Company sold student loans of $1.2 million, as it divested the remainder of its student loan portfolio. Purchases of securities were $413,000 for the six-month period ending June 30, 2003 and $7.8 million for the same period in 2002.

At June 30, 2003, the Company had loan commitments to borrowers of approximately $11.6 million, and available letters and lines of credit of approximately $8.0 million.

Time deposit accounts scheduled to mature within one year were $48.6 million at June 30, 2003. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At June 30, 2003, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at June 30, 2003 was $39.4 million and $31.1 million, respectively, or 15.32% and 12.07% of average assets, respectively. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $12.9 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2003, the Bank had a total risk-based capital ratio of 16.96%.

The Company paid cash dividends of $0.1467 and $0.12 per share during the six-month periods ended June 30, 2003 and 2002, respectively. During the six-month period ended June 30, 2003, the Company repurchased 16,350 shares of common stock at a cost of $319,000.

At June 30, 2003 and 2002 the Company was committed to originate mortgage and other loans of approximately $11,559,000 and $6,827,000, respectively. Commitments under unused lines of credit and letters of credit were approximately $7,956,000 and $6,376,000 at June 30, 2003 and 2002, respectively.

The Company does not anticipate any material capital expenditures, nor does it have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders ("Meeting") on May 7, 2003. All of the proposals submitted to the shareholders at the Meeting were approved. Both proposals submitted to the shareholders and the tabulation for votes for each proposal is as follows:

      Election of three directors to serve for a three-year term on the Board of Directors.

The number of votes cast with respect to this matter was a follows:

Nominee For Withheld Broker Non-Votes

Richard H. McMahon 2,325,192 55,213 -

Marion C. Scoville 2,325,192 55,213 -

2. Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ended December 31, 2003.

The number of votes cast with respect to this matter was as follow:

For Withheld Abstain Broker Non-Votes

2,378,237 112 2,057 -

Item 5. Other Information

The Company's Chief Executive Officer and Chief Financial Officer have furnished statements relating to its Form 10-QSB for the quarter ended June 30, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibits 31.1.

Item 6. Exhibits and Reports on Form 8-K

      Exhibits:

      31.1 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

      32.1 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

      Reports on Form 8-K.

On April 30, 2003, we filed a Form 8-K, furnishing under Item 7 our earnings press release for the quarter ended March 31, 2003.

On May 29, 2003, we filed a Form 8-K, furnishing under Item 5 the announcement of the declaration of a three-for-two stock split, to shareholders of record on May 29, 2003, payable on or about June 16, 2003.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rome Bancorp, Inc.
Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 12, 2003
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	August 12, 2003

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended June 30, 2003

Statement furnished pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EXHIBIT 31.1

I, Charles M. Sprock, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Rome Bancorp, Inc.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

  The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and the internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

  c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

  d) Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the period covered by the quarterly report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

  The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting,, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

August 12, 2003 /s/Charles M. Sprock
Dated Charles M. Sprock

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended June 30, 2003

Statement furnished pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

I, David C. Nolan, certify that:

  I have reviewed this quarterly report on Form 10-QSB of Rome Bancorp, Inc.

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

  The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and the internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

  c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

  d) Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the period covered by the quarterly report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

  The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting,, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

August 12, 2003 /s/David C. Nolan
Dated David C. Nolan

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended June 30, 2003

EXHIBIT 32.1

Statement furnished pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The undersigned, Charles M. Sprock, is the Chief Executive Officer of Rome Bancorp, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the "Report").

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

    August 12, 2003 /s/Charles M. Sprock

    Dated Charles M. Sprock

    Rome Bancorp, Inc

    Form 10-QSB

    For the quarter ended June 30, 2003

    Statement furnished pursuant to Section 906 of the
    Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    The undersigned, David C. Nolan, is the Chief Financial Officer of Rome Bancorp, Inc. (the "Company").

    This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 (the "Report").

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

August 12, 2003 /s/David C. Nolan
Dated David C. Nolan