Form 10QSB
period 2003-09-30
ROME BANCORP INC
filed 2003-11-13
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Class November 11, 2003

Common Stock, par value $.01 4,269,910

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

September 30, 2003 and December 31, 2002

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2003	2002
Assets

Cash and due from banks	$ 5,078	$ 5,610
Federal funds sold and other short-term investments	14,669	10,088
Total cash and cash equivalents	19,747	15,698
Securities available for sale, at fair value	32,548	40,441
Securities held to maturity (fair value of $2,888 and $2,880
at September 30, 2003 and December 31, 2002, respectively)	2,815	2,766
Loans	203,324	183,294
Less: Allowance for loan loss	1,654	1,730
Net loans	201,670	181,564
Premises and equipment, net	4,778	3,848
Accrued interest receivable	1,423	1,398
Other assets	4,792	4,360
Total assets	$ 267,773	$ 250,075

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$ 29,721	$ 25,024
Savings	93,123	86,495
Money market	8,316	8,242
Time	72,101	72,362
Other interest bearing	2,210	2,801
Total deposits	205,471	194,924
Borrowings	21,426	14,920
Other liabilities	4,443	4,038
Total liabilities	231,340	213,882

Shareholders' equity
Common Stock, $.00667 par value; authorized: 5,000,000 shares;
issued: 5,000,000 shares; outstanding 4,276,710 shares at
September 30, 2003 and 4,306,100 shares at December 31, 2002	33	34
Additional paid-in capital	9,918	10,493
Retained earnings	33,194	33,288
Treasury stock, at cost (723,290 shares at September 30, 2003 and
693,900 shares at December 31, 2002)	(6,836)	(7,101)
Accumulated other comprehensive income	854	294
Unallocated shares of employee stock ownership plan (ESOP); 136,645
shares at September 30, 2003 and 146,643 shares at December 31, 2002	(638)	(684)
Unearned compensation	(92)	(131)
Total shareholders' equity	36,433	36,193
Total liabilities and shareholders' equity	$ 267,773	$ 250,075

Share data has been adjusted to reflect the three-for-two stock split distributed on June 16, 2003.

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2003 and 2002

(in thousands, except share data)

(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Interest income:
Loans	$ 3,312	$ 3,314	$ 9,847	$ 9,814
Securities	387	489	1,258	1,551
Other short-term investments	38	66	90	222
Total interest income	3,737	3,869	11,195	11,587

Interest expense:
Deposits	746	1,021	2,327	3,169
Borrowings	161	259	406	802
Total interest expense	907	1,280	2,733	3,971

Net interest income	2,830	2,589	8,462	7,616

Provision for loan losses	-	100	250	200
Net interest income after provision for loan losses	2,830	2,489	8,212	7,416

Non-interest income:
Net gain (loss)on securities	(948)	-	(948)	132
Other	308	271	843	761
Total non-interest income (loss)	(640)	271	(105)	893

Non-interest expense:
Salaries and employee benefits	1,331	1,066	3,720	3,087
Building, occupancy and equipment	293	324	1,010	939
Other	670	598	1,744	1,749
Total non-interest expense	2,294	1,988	6,474	5,775

Income(loss) before income tax expense	(104)	772	1,632	2,534
Income tax expense (benefit)	(49)	257	541	839
Net income (loss)	$ (55)	$ 515	$ 1,091	$ 1,695

Basic earnings(loss) per share	$ (0.01)	$ 0.12	$ 0.26	$ 0.41
Diluted earnings (loss) per share	$ (0.01)	$ 0.12	$ 0.26	$ 0.40

Per share data has been adjusted to reflect the three-for-two stock split distributed on June 16, 2003.

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For the Nine Months Ended September 30, 2003

(in thousands, except share and per share data) (unaudited)

						Accumulated
		Additional				other	Unallocated
	Common	paid-in	Retained		Treasury	comprehensive	ESOP	Unearned
	stock	Capital	earnings		stock	income	shares	compensation	Total

Balances at December 31, 2002	$ 34	$10,493	$33,288	$	$ (7,101)	$294	$(684)	$(131)	$36,193
Comprehensive income:
Net Income	-	-	1,091		- -	-	- -	-	1,091
Other comprehensive income	-	-	-		- -	560	- -	-	560
Total comprehensive income									1,651
Purchase of 31,850 treasury shares	-	-	-		(682)	-	-	-	(682)
Retirement of 101,164 treasury shares	(1)	(671)	(253)		925	-	-	-	-
Exercise of stock options and related tax benefit			(10)		22				12
Amortization of Unearned Compensation	-	-	-		- -	-	- -	39	39
Dividends paid ($0.22 per share)	-	-	(922)		- -	-	- -	-	(922)
ESOP shares released for
allocation (9,998 shares)	-	96	-		-	-	46	-	142

Balances at September 30, 2003	$ 33	$9,918	$33,194	$	$ (6,836)	$854	$(638)	$(92)	$36,433

Share and per share data has been adjusted to reflect the three-for-two stock split distributed on June16, 2003.

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(unaudited) (in thousands)
	2003	2002
Cash flows from operating activities:
Net income	$ 1,091	$ 1,695
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	289	273
Increase in accrued interest receivable	(25)	(3)
Net loss( gain) on securities	948	(132)
Provision for loan losses	250	200
Net gains on sales of real estate owned	(6)	(12)
Net accretion on securities	38	26
Increase in other liabilities	405	138
Increase in other assets	(925)	(339)
Gain on sale of loans	(39)	-
Allocation of ESOP shares	207	101
Amortization of Unearned Compensation	39	39
Tax benefit from exercise of stock options	-	28
Net cash provided by operating activities	2,272	2,014

Cash flows from investing activities:
Net increase in loans	(21,622)	(13,013)
Proceeds from sale of education loans	1,305	180
Proceeds from sales of securities available for sale	2,332	3,313
Proceeds from maturities and principal reductions of
securities available for sale	5,614	4,494
Purchases of securities available for sale	(125)	(5,418)
Purchases of securities held to maturity	(269)	(2,934)
Redemption of Federal Home Loan Bank stock	34	123
Proceeds from maturities and principal reductions of
securities held to maturity	205	1,792
Proceeds from sales of real estate owned	61	141
Additions to premises and equipment	(1,219)	(343)
Net cash used in investing activities	(13,684)	(11,665)

Cash flows from financing activities:
Decrease in time deposits	(261)	(440)
Increase in other deposits	10,808	7,571
Issuance of debt	8,500	-
Repayments of borrowings	(1,994)	(1,812)
Purchase of treasury stock	(682)	(1,637)
Dividends	(922)	(761)
Exercise of stock options	12	75
Net cash provided by financing activities	15,461	2,996

Net increase (decrease) in cash and cash equivalents	4,049	(6,655)
Cash and cash equivalents at beginning of period	15,698	23,922

Cash and cash equivalents at end of period	$ 19,747	$ 17,267

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(unaudited) (in thousands)

	2003	2002
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	$ -	$ 129
Change in securities purchased and not settled	-	(935)
Cash paid during the period for:
Interest	2,717	3,971
Income taxes	845	811

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

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

On May 28, 2003, the Company's Board of Directors announced a three-for-two stock split of its common shares. The additional shares were distributed to shareholders of record as of May 29, 2003 on June 16, 2003. All share and per share data presented has been adjusted to reflect this split.

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

  Earnings Per Share

The following summarizes the computation of earnings per share for the three and nine month periods ended September 30, 2003 and 2002.

Three months ended Nine months ended

September 30 September 30

(in thousands, except share and per share data)

	2003	2002	2003	2002
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$ (55)	$ 515	$ 1,091	$ 1,695
Weighted average basic shares outstanding	4,112	4,163	4,119	4,173

Basic earnings (loss) per share	$ (0.01)	$ 0.12	$ 0.26	$ 0.41

Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$ (55)	$ 515	$ 1,091	$ 1,695
Weighted average basic shares outstanding	4,112	4,163	4,119	4,173
Effect of dilutive securities:
Stock options*	-	105	108	100
Unearned compensation*	-	13	11	15
Weighted average diluted shares outstanding	4,112	4,281	4,237	4,287

Diluted earnings (loss) per share	$ (0.01)	$ 0.12	$ 0.26	$ 0.40

* - The effect of stock options and unearned compensation are not included for the three months ended September 30, 2003 as the amounts are anti-dilutive.

  Other Comprehensive Income (Loss)

  Three months ended Nine months ended

  September 30 September 30

	2003	2002	2003	2002
Net change in unrealized gain (loss) on
available-for-sale securities arising during the period	$ (96)	$ (152)	$ (15)	$ (186)
Reclassification adjustment for net realized( gain) loss included in net income (loss)	948	-	948	(132)
Other comprehensive income (loss), before tax	852	(152)	933	(318)
Deferred tax expense (benefit)	341	(61)	373	(127)
Other comprehensive
income (loss), net of tax	$ 511	$ (91)	$ 560	$ (191)

  Asset Impairment Charge

  During the third quarter of 2003, in connection with its ongoing review of long term asset values, the Company determined that its investment in a blue chip mutual fund had been other than temporarily impaired, as defined by generally accepted accounting principles. Accordingly, an impairment charge of $1.0 million (pre-tax) was recorded to lower the carrying value of this security to the current fair market value of $5.1 million. This charge reduced third quarter and year to date net earnings by $636,000, or $0.15 per diluted share. As this investment is classified as an available for sale security, stockholders equity had already been reduced by the amount of the unrealized loss, net of taxes. The "other than temporary" write-down does not necessarily mean that the value has been permanently lost. The fair market value of the security may increase or decrease on a going forward basis.

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

  The fair value of each option grant is estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made on September 28, 2000: dividend yield of 2.00%; expected volatility of 47.50%; risk free interest rate of 6.30%; and expected lives of five years. The estimated weighted average fair value of the options granted on September 28, 2000 was $2.12 per option.

  Pro forma disclosures for the Company for the periods ended September 30, 2003 and 2002 utilizing the estimated fair value of the options granted and an assumed 5% forfeiture rate are as follows:

  Three months ended Nine months ended

  September 30 September 30

	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss):
As reported	$ (55)	$ 515	$ 1,091	$ 1,695
Add: Stock based compensation expense included in net
income, net of related tax expense	8	8	24	24
Deduct: Total stock based compensation expense
determined under fair value method, net of related
tax expense	(17)	(17)	(51)	(51)
Pro forma	$ (64)	$ 506	$ 1,064	$ 1,668

Basic earnings (loss) per share:
As reported	$ (0.01)	$ 0.12	$ 0.26	$ 0.41
Pro forma	$ (0.02)	$ 0.12	$ 0.26	$ 0.40

Diluted earnings (loss) per share:
As reported	$ (0.01)	$ 0.12	$ 0.26	$ 0.40
Pro forma	$ (0.02)	$ 0.12	$ 0.25	$ 0.39

  Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the effect on reported net income and earnings per share for the periods ended September 30, 2003 and 2002 may not be representative of the effects on reported net income or earnings per share for future periods.

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

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Substantially all commitments to extend credit, if exercised, will represent loans secured by real estate. At September 30, 2003 and 2002 the Company was committed to originate mortgage and other loans of approximately $19.8 million and $10.1 million respectively. Commitments under unused lines of credit and letters of credit were approximately $8,793,000 and $219,000 at September 30, 2003, respectively, as compared to $6,783,000 and $224,000 at September 30, 2002, respectively.

(7) Charter Conversion

On October 15, 2003, the Company, a majority-owned subsidiary of Rome, MHC (the "MHC"), announced today that the Board of Directors of the Company and the Bank and the Board of Trustees of the MHC adopted a Plan of Charter Conversion pursuant to which the Bank and the MHC will convert to federal charters.

Under the Plan of Charter Conversion, the MHC will convert from a New York-chartered company regulated by the New York State Banking Department and the Federal Reserve Board to a federally-chartered company regulated by the Office of Thrift Supervision (the "OTS"). Also pursuant to the Plan of Charter Conversion, the Bank will convert from a New York-chartered savings bank regulated by the New York State Banking Department and the Federal Deposit Insurance Corporation to a federal savings bank regulated by the OTS. The Company will remain a Delaware-chartered holding company but will be regulated as a savings and loan holding company by the OTS. The Board of Directors of the Company and the Bank and the Board of Trustees of the MHC believe that the Charter Conversion will, among other things, allow the MHC to waive the receipt of dividends paid by the Company and reduce the number of regulators of the organization from three to one. The Plan of Charter Conversion is subject to the regulatory approval of the OTS and the approval of the members of the MHC. The Charter Conversion is expected to be completed during the first quarter of 2004.

(8) Recent Accounting Pronouncements

In May 2002 the FASB issued Statement No. 145," Recission of SFAS Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this statement are generally effective for fiscal years beginning after May 15, 2002. In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement is effective for disposal or exit activities initiated after December 31, 2002. The adoption of Statement Nos. 145 and 146 did not have a material effect on theCompany's results of operations or financial condition.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is generally effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS no. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS no. 150 establishes standards for how an issuer classifies and measures certain financial instruments with both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this discussion and in future filings by Rome Bancorp with the Securities and Exchange Commission, in Rome Bancorp, press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp's actual results, and could cause Rome Bancorp's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; (6) competitors may have greater financial resources and developed products that enable such competitors to compete more successfully than the Company; and (7) adverse changes may occur in the securities markets or with respect to inflation. The foregoing list should not be construed as exhaustive, and Rome Bancorp disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002:

Total assets at September 30, 2003 were $267.8 million, an increase of $17.7 million from $250.1 million at December 31, 2002. Cash and federal funds increased by $4.0 million in the first three quarters of 2003, primarily as a result of net additional FHLB borrowings totaling $6.5 million and securities sales and maturities, offset by growth in the Company's loan portfolio. Total securities decreased $7.8 million from $43.2 million at December 31, 2002 to $35.4 million at September 30, 2003. The decrease in securities was attributable to the sale of two securities, as well as maturities in the investment portfolio.

The majority of the Company's equity holdings represent an investment in a mutual fund which purchases high quality blue chip common stocks. The prolonged downturn in the equity markets has caused a decrease in the market value of the fund, resulting in unrealized losses of $1.0 million on the original investment of $6.1 million. This unrealized loss had previously been included in the equity adjustment required by SFAS No. 115 and was included in the equity section of the balance sheet as a component of "Accumulated Other Comprehensive Income." Management made an assessment of these holdings as of September 30, 2003 and concluded that the unrealized losses are other than temporary in nature under generally accepted accounting principles. Accordingly, the Company recorded a pre-tax impairment loss of $1.0 million on this security investment, reducing the asset value to its fair market value of $5.1 million.

The Company's loan portfolio increased by $20.1 million, or 11.0%, during the first three quarters of 2003. During the first nine months of 2003, the Company originated approximately $55.3 million of loans, an increase of 68.1% over the approximately $32.9 million of loans originated in the same period of 2002. The majority of the growth in the loan portfolio in 2003 has been in the residential mortgage area. This growth is attributable to both the Company's emphasis on marketing these products and historically low interest rates. Asset quality improved over the same period, as non-performing loans as a percentage of total loans declined to 0.41% at September 30, 2003 from 0.83% at December 31, 2002.

Total deposits increased $10.6 million or 5.4% from $194.9 million at year-end to $205.5 million at September 30, 2003. The overall increase in deposits is attributable to increases in savings, non-interest bearing and money market accounts partially offset by a decrease in time and other interest bearing deposits. Savings deposits increased $6.6 million or 7.6% from $86.5 million at December 31, 2002 to $93.1 million at September 30, 2003. Non-interest bearing deposits increased $4.7 million or 18.8% from $25.0 million at December 31, 2002 to $29.7 million at September 30, 2003, while money market accounts increased by $74,000 over the same period. Management attributes at least part of the increase in deposits to the recent decline in the equity markets and consequent flight to safety perceived in insured deposit accounts. In addition, during the third quarter of 2003, the Company introduced several new consumer demand deposit offerings, leading to growth in these deposit types. Other interest bearing deposits decreased $591,000 or 21.1% as the Company continued to de-emphasize these products in its marketing efforts. Time deposit accounts declined by $261,000, or 0.4% during the first nine months of 2003.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2003 and 2002

General

During the three months ended September 30, 2003, the Company recorded a net loss of $55,000 as compared to net income of $515,000 for the third quarter of 2002. The decrease in net income is comprised of a $948,000 net loss on securities and an increase of $306,000 in non-interest expense, which were partially offset by a $241,000 increase in net interest income before provision for loan losses, a decrease in loan loss provision of $100,000, an increase in non-interest income of $37,000 and a $306,000 decrease in income tax expense.

Diluted earnings per share was a loss of $0.01 per diluted share for the three months ended September 30, 2003 in comparison to income of $0.12 per diluted share for the same quarter of 2002. The decrease in earnings per share was the result of the above referenced decline in third quarter net income somewhat offset by a decrease in the diluted shares outstanding. Diluted shares outstanding declined to 4,112,081 in comparison to 4,280,970 for the three months ended September 30, 2002 primarily as a result of the Company's stock repurchase program.

Interest Income

Interest income decreased to $3.7 million for the quarter ended September 30, 2003 from $3.9 million for the same quarter of 2002. The decrease in interest income was attributable to the continued decline in market interest rates on earning assets, partially offset by an increase in average loan balances outstanding. Average loan balances for the third quarter of 2003 were $196.6 million, an increase of $20.4 million over the average outstanding loans for the third quarter of 2002. The yield on the Company's loan portfolio for the quarter ended September 30, 2003 was 6.69% in comparison to a yield of 7.53% for the same period last year. Interest income on securities declined $102,000 from $489,000 for the quarter ended September 30, 2002 to $387,000 for the quarter ended September 30, 2003. Comparatively, the average balance of securities declined by $7.3 million, or 16.2% from the third quarter of 2002 to $37.9 million for the current quarter and the yield on the Company's securities decreased from 4.33% to 4.09% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits declined by $28,000 to $38,000 for the quarter ended September 30, 2003 from the same quarter in 2002 due to a decline in their yield from 1.63% for the quarter ended September 30, 2002 to 0.89% for the current quarter.

Interest Expense

Interest expense decreased from $1.3 million in the quarter ended September 30, 2002 to $907,000 for the current quarter. Interest expense on deposits declined from $1.0 million for the quarter ended September 30, 2002 to $746,000 for the quarter ended September 30, 2003, reflecting a decrease in the average cost of interest bearing deposits from 2.42% to 1.68% for the third quarters of 2002 and 2003, respectively. Outstanding average deposits for the quarter ended September 30, 2003 increased by $7.6 million, or 4.5%, over the same period a year earlier. The decline in the average cost of deposits was consistent with the decline in market rates. Interest expense on borrowed funds declined from $259,000 for the quarter ended September 30, 2002 to $161,000 for the quarter ended September 30, 2003. This reflects a decrease in the cost of these borrowings from 6.77% in the third quarter of 2002 to 2.97% in the current quarter, partially offset by an increase in average outstanding borrowings of $6.2 million in the third quarter of 2003 as compared to the same period last year. The increase in borrowings was directly related to increased loan funding.

Provision for Loan Losses

The Company recorded no provision for loan losses in the third quarter of 2003 versus $100,000 in the same quarter of 2002. Asset quality remains high with non-performing loans as a percent of loans of 0.41% and the allowance for loan losses as a percent of non-performing loans of 199.0% at September 30, 2003, as compared to 0.83% and 114.1% at December 31, 2002.

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

Non-Interest Income and Non-Interest Expense

Non-interest income decreased by $911,000 to a loss of $640,000 in the third quarter of 2003, from $271,000 in the same period of 2002. This decrease is primarily attributable to net losses on securities totaling $948,000 recorded in the third quarter of the current year, versus none in the prior year third quarter. These losses consist of an impairment loss on equity securities of $1.0 million, partially offset by gains on the sale of two securities totaling $93,000. During the third quarter of 2003, in connection with its ongoing review of asset values, the Company determined that its investment in a large blue chip mutual fund had been other than temporarily impaired, as defined by generally accepted accounting principles. Accordingly, an impairment charge of $1.0 million (pre-tax) was recorded to lower the book value of this security to the current fair market value of $5.1 million. This charge reduced 2003 third quarter and year to date net earnings by $636,000, or $0.15 per diluted share. The "other than temporary" write-down does not necessarily mean that the value has been permanently lost. The fair market value of the security may increase or decrease on a going forward basis. Other non-interest income increased by $37,000, or 13.6%, to $308,000 for the quarter ended September 30, 2003 from $271,000 in the same quarter in 2002, due to increased customer fee income.

Non-interest expense increased by $306,000 to $2.3 million in the third quarter of the current year compared to $2.0 million in the same period of 2002. This variance was primarily the result of a $265,000 increase in salaries and employee benefits, reflecting increases in the cost of the Company's retirement benefit plans, as well as increased staffing levels to accommodate new banking products.,(32 k legal, 32 K ATM fees, 15K audits and consulting)

Income tax expense for the third quarter of 2003 decreased by $306,000, to a benefit of $57,000, from expense of $257,000 in the same period of 2002, due to the decrease in pre-tax income that was primarily attributable to the securities impairment charge recorded in the current quarter.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2003 and 2002

General

Net income for the Company for the nine-month period ended September 30, 2003, was $1.1 million or $0.26 per diluted share, as compared to $1.7 or $0.40 per diluted share for the same period in 2002. This decrease is primarily attributable to the net security loss of $948,000 recorded in the third quarter of 2003 versus security gains of $132,000 in the first nine months of 2002. Other components of the decrease in year to date earnings included a $50,000 increase in the year to date loan loss provision and increased non-interest expense of $699,000 offset by an increases in net interest income before loan loss provision of $846,000 and in other non-interest income of $82,000 as well as decreased income tax expense of $298,000. The increase in net interest income was caused by a $1.2 million decrease in total interest expense offset by a $392,000 decrease in total interest income.

Interest Income

Interest income decreased to $11.2 million for the nine-month period ended September 30, 2003 from $11.6 million in the nine-month period ended September 30, 2002. The decrease in interest income is the result of lower prevailing interest rates in the first three quarters of 2003, as compared to the same period last year partially offset by increased loan balances outstanding. Average loans increased from $171.6 million for the nine-month period ended September 30, 2002 to $190.4 million for the same period in 2003, primarily due to growth in the residential lending area. Interest income on securities decreased $293,000 to $1.3 million for the nine-month period ended September 30, 2003 from $1.6 million in the same period of 2002. The yield earned on these investments decreased to 4.16% for the first three quarters of 2003 from 4.46% for the same period of 2002 while average balances of the investment portfolio decreased by 13.1% over the same period. Interest income on federal funds declined from $222,000 for the nine months ended September 30, 2002 to $90,000 for the comparable period in 2003 as a result of a 33.8% decrease in average federal funds holdings from $17.6 million to $11.6 million, as well as a decrease in yields from 1.68% to 1.03% over the two periods.

Interest Expense

Interest expense decreased by 31.2% from $4.0 million for the nine-month period ended September 30, 2002 to $2.7 million for the nine-month period ended September 30, 2003. This decrease is almost entirely driven by a decline in the cost of deposits and borrowings from 2.90% for the first nine months of 2002 to 1.92% for the same period of 2003. The average balance of interest-bearing deposits grew to $173.4 million at September 30, 2003 from $167.0 million a year ago as investors continued to gravitate to these products over equity markets. Average borrowed funds increased to $16.7 million for the nine months ended September 30, 2003, from $15.9 million for the same period of 2002.

Provision for Loan Losses

The Company recorded a $250,000 provision for loan losses in the nine-month period ended September 30, 2003 as compared to $200,000 in the same period of 2002. The increase in the provision for loan losses was necessitated by a higher level of loan charge-offs in the first quarter of 2003. Asset quality remains high with non-performing loans as a percent of loans of 0.41% and the allowance for loan losses as a percent of non-performing loans of 199.0% at September 30, 2003, as compared to 0.83% and 114.1% at December 31, 2002.

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

Non-interest Income and Non-interest Expense

The decrease in non-interest income of $998,000 for the first nine-months of 2003 versus the same period of 2002, is primarily due to securities gains and losses. As explained in the above discussion of third quarter operations, the Company recorded an impairment write-down of $1.0 million on an equity investment in its available for sale portfolio in 2003. This was partially offset by gains totaling $93,000 realized on the sale of two investments in the third quarter of 2003. This compares to year to date investment gains of $132,000 in 2002. Other non-interest income for 2003 was positively impacted by $82,000 of customer fee income in excess of 2002 levels.

The $699,000 increase in non-interest expense to $6.5 million for the three quarters ended September 30, 2003 was primarily attributable to an increase of $633,000 in wages and benefits from $3.1 million for the nine-month period ended September 30, 2002 to $3.7 million for the first nine months of 2003. The increase is also attributable to costs incurred in relation to the Company's new core system conversion, increased staffing levels to accommodate new banking products and,(32 k legal, 32 K ATM fees, 15K audits and consulting) increases in the cost of the Company's benefit plans.

Income Tax Expense

Income tax expense decreased to $541,000 for the nine-month period ended September 30, 2003 from $839,000 for the nine-month period ended September 30, 2002, primarily due to the tax effect of the security impairment charge taken, offset by higher permanent tax differences related to the Company's benefit plans.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At September 30, 2003, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and amortizing notes totaling $21.4 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the nine-month period ended September 30, 2003, the Company originated loans of approximately $55.3 million, an increase of 68.1% over the approximately $32.9 million of loans originated in the first three quarters of 2002. During the first nine months of 2003, the Company sold student loans of $1.3 million, as it divested the remainder of its student loan portfolio. Purchases of securities were $394,000 for the nine-month period ending September 30, 2003 and $8.4 million for the same period in 2002.

At September 30, 2003, the Company had loan commitments to borrowers of approximately $19.8 million, and available letters and lines of credit of approximately $9.0 million.

Time deposit accounts scheduled to mature within one year were $13.1 million at September 30, 2003. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At September 30, 2003, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at September 30, 2003 was $37.3 million and $31.8 million, respectively, or 14.56% and 11.87% of average assets, respectively. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $13.4 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At September 30, 2003, the Bank had a total risk-based capital ratio of 17.44%.

The Company paid cash dividends of $0.22 and $0.18 per share during the nine-month periods ended September 30, 2003 and 2002, respectively. During the nine-month period ended September 30, 2003, the Company repurchased 31,850 shares of common stock at a cost of $682,000. Year to date 2003 capital expenditures totaling $1.2 million were primarily related to the Company's new core banking system, branch renovations and the purchase of real estate adjacent to the Company's headquarters.

The Company does not anticipate any material capital expenditures, nor does it have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 6. Exhibits and Reports on Form 8-K

      Exhibits:

      31.1 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

      32.1 Certifications Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.

      Reports on Form 8-K.

On August 1, 2003, the Company filed a Form 8-K, furnishing the Company's earnings press release for the quarter ended June 30, 2003.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rome Bancorp, Inc.
Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 12, 2003
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	November 12, 2003

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended September 30, 2003

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

  The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

  c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the period covered by the quarterly report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

  The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

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

November 12, 2003 /s/Charles M. Sprock
Dated Charles M. Sprock

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended September 30, 2003

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

  The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

  b) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the period covered by the quarterly report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

  The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

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

November 12, 2003 /s/David C. Nolan
Dated David C. Nolan

Rome Bancorp, Inc

Form 10-QSB

For the quarter ended September 30, 2003

EXHIBIT 32.1

Statement furnished pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The undersigned, Charles M. Sprock, is the Chief Executive Officer of Rome Bancorp, Inc. (the "Company").

This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the "Report").

By execution of this statement, I certify that:

    the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

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

    November 12, 2003 /s/Charles M. Sprock

    Dated Charles M. Sprock

    Rome Bancorp, Inc.

    Form 10-QSB

    For the quarter ended September 30, 2003

    Statement furnished pursuant to Section 906 of the
    Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

    The undersigned, David C. Nolan, is the Chief Financial Officer of Rome Bancorp, Inc. (the "Company").

    This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 (the "Report").

    By execution of this statement, I certify that:

    the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

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

November 12, 2003 /s/David C. Nolan
Dated David C. Nolan