Form 10KSB
period 2003-12-31
ROME BANCORP INC
filed 2004-03-29
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Title of Class Name of Exchange on which Registered

Common Stock, par value $0.0667 per share Nasdaq

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The revenues for the issuer's fiscal year ended December 31, 2003 were $15,282,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On March 05, 2004: $31,746,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Rome Bancorp had 4,263,101 shares outstanding as of March 05, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement pursuant to Regulation 14A to be delivered to the Commission for filing and the 2003 Annual Report to Shareholders for the fiscal year ended December 31, 2003 which has not previously been mailed to the Commission, are incorporated by reference into Parts II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes No X
TABLE OF CONTENTS
		Page
PART I

ITEM 1.	DESCRIPTION OF THE BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	27
ITEM 3.	LEGAL PROCEEDINGS	27
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

PART II

ITEM 5.	MARKET FOR ROME BANCORP'S COMMON STOCK AND RELATED
	SHAREHOLDER MATTERS	27
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	27
ITEM 7.	FINANCIAL STATEMENTS	28
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	28
ITEM 8A.	CONTROLS AND PROCEDURES	28
PART III

ITEM 9.	DIRECTORS AND PRINCIPAL OFFICERS OF ROME BANCORP	28
ITEM 10.	EXECUTIVE COMPENSATION	28
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	29
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	29
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	29
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	30

Forward looking Statements

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

On October 15, 2003, the Board of Trustees of Rome, MHC, a New York-chartered mutual holding company and the majority shareholder of Rome Bancorp, and the Boards of Directors of Rome Savings and Rome Bancorp adopted a Plan of Charter Conversion. Pursuant to the Plan of Charter Conversion, Rome MHC will establish a federal mutual holding company (the "Federal MHC"). Rome MHC will then merge with and into the Federal MHC, with the Federal MHC as the surviving entity. Concurrently, Rome Savings will exchange its New York stock savings bank charter for a federal stock savings bank charter (the "Federal Savings Bank"). As a result of the charter conversion, Rome, MHC and Rome Bancorp will become savings and loan holding companies regulated by the Office of Thrift Supervision (the "OTS") and Rome Savings will become a federal savings bank regulated by the OTS. Rome Bancorp expects that the charter conversion will be completed in the second quarter of 2004.

The charter conversion will have little impact on the daily operations of Rome, MHC, Rome Bancorp or Rome Savings. Rome Savings will continue its operations at the same locations, with the same officers and employees, and be subject to all the rights, obligations and liabilities of Rome Savings existing immediately prior to the charter conversion. The charter conversion would not likely result in any material increased expenses or regulatory burden to Rome, MHC, Rome Bancorp or Rome Savings. Following the charter conversion, Rome Bancorp will continue to file periodic reports and proxy materials with the Securities and Exchange Commission ("SEC"), and its stock will continue to be listed on the Nasdaq under the symbol "ROME."

Rome Savings is a community and customer oriented retail savings bank that offers traditional deposit products, residential real estate mortgage loans and consumer, commercial and commercial real estate loans. In addition, Rome Savings purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities and other investments permitted by applicable laws and regulations. At December 31, 2003, Rome Bancorp had assets of $261.9 million, deposits of $203.2 million and shareholders' equity of $36.6 million.

Business Strategy

Our revenues are derived principally from interest on our loans and interest and dividends on our investment securities. Our primary sources of funds are deposits, payments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by operations.

Market Area

Operations are conducted out of our executive office in Rome, New York and three branch offices located in Oneida County, New York, two of which are located in Rome and one in New Hartford, New York. As of June 30, 2003, we maintained a 6.35% share of all Oneida County, New York deposits, ranking us 5th in the size of deposits in Oneida County. We also maintained 44.55% market share of all reported funds on deposit in the City of Rome as of June 30, 2003, making us the largest depository institution in Rome.

Our geographic market area for loans and deposits is principally Oneida County, New York. The local economy is not dependent on one key employer. The principal employment sectors are service-related (excluding financial), wholesale and retail trade and manufacturing.

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

Competition

Rome Bancorp faces intense competition both in making loans and attracting deposits. New York has a high concentration of financial institutions, many of which are branches of large money center and regional banks which have resulted from the consolidation of the banking industry in New York and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide. For example, Rome Savings does not provide trust or investment services, or credit cards. Customers who seek "one stop shopping" may be drawn to these institutions.

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

Lending Activities

General. Rome Savings has a long-standing commitment to originate commercial real estate, commercial and consumer loans in addition to a traditional emphasis on residential lending. As of December 31, 2003, we had total loans of $209.5 million. We currently retain substantially all of the loans that we originate.

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
	At December 31,
	2003		2002		2001		2000		1999
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
							(Dollars in thousands)
Mortgage loans:
One to four family	$ 96,217	45.94%	$ 71,687	39.11%	$ 62,099	36.70%	$ 62,937	37.57%	$ 64,258	44.85%
Commercial real estate	50,239	23.98	53,530	29.20	49,266	29.12	47,512	28.36	32,971	23.01
Construction and land	4,197	2.00	1,520.83		2,165	1.28	1,047	0.62	1,136	0.79
Total mortgage loans	150,653	71.92	126,737	69.14	113,530	67.10	111,496	66.55	98,365	68.65

Commercial loans	19,189	9.16	16,752	9.14	15,440	9.13	17,815	10.63	19,984	13.95

Consumer loans:
Automobile	15,780	7.53	17,628	9.62	20,085	11.87	22,248	13.28	10,376	7.24
Property improvement	9,420	4.50	6,422	3.51	3,018	1.78	2,201	1.31	1,883	1.31
Education	-	-	1,451.79		4,523	2.67	4,648	2.78	4,735	3.30
Other	14,423	6.89	14,304	7.80	12,608	7.45	9,126	5.45	7,945	5.55
Total consumer loans	39,623	18.92	39,805	21.72	40,234	23.77	38,223	22.82	24,939	17.40

Total loans	209,465	100.00%	183,294	100.00%	169,204	100.00%	167,534	100.00%	143,288	100.00%

Less: Allowance for loan losses	1,809	1,730		1,597		1,688		1,776
Loans, net	$ 207,656	$ 181,564		$ 167,607		$ 165,846		$ 141,512

Loan Maturity. The following table presents the contractual maturity of our commercial loans at December 31, 2003. The table does not include the effect of prepayments or scheduled principal amortization.

At December 31, 2003
Commercial Loans
(In thousands)
Amounts due:
Within one year	$ 8,228
After one year:
One to three years	2,088
Three to five years	2,403
Five to ten years	4,085
Ten to twenty years	970
After twenty years	1,415
Total due after one year	10,961
Total commercial loans	$ 19,189

The following table presents, as of December 31, 2003, the dollar amount of all commercial loans, due after December 31, 2004, and whether these loans have fixed interest rates or adjustable interest rates.

Due After December 31, 2004
	Fixed	Adjustable	Total
(In thousands)

Commercial loans	$ 7,113	$ 3,848	$ 10,961

Residential Mortgage Lending. Rome Savings emphasizes the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner. As of December 31, 2003, loans on one- to four-family residential properties accounted for $96.2 million, or 45.9%, of Rome Savings' total loan portfolio. Of residential mortgage loans outstanding on that date, 19.3% were ARM loans and 80.7% were fixed rate loans.

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2003, our commercial real estate loan portfolio consisted of 177 loans, totaling $50.2 million, or 24.0%, of total loans. Most of the commercial real estate portfolio consists of loans which are collateralized by properties in our normal lending area. To a lesser extent, commercial real estate loans are secured by out of market properties. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.25.

Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At December 31, 2003, our commercial loan portfolio consisted of 651 loans, totaling $19.2 million, or 9.2% of total loans.

Consumer Loans. Rome Savings offers a variety of consumer loans. At December 31, 2003, the consumer loan portfolio totaled $39.6 million or 18.9% of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. We expect consumer lending to be an area of steady lending growth, with installment loans continuing to account for the major portion of our consumer lending volume. Automobile loans currently comprise the largest portion at 39.8% of the consumer loan portfolio, which consists primarily of loans for used cars.

Asset Quality

Non-performing Assets. Non-performing assets totaled $1.6 million at both December 31, 2003 and December 31, 2002.

The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccruing loans:
Mortgage loans	$ 689	$ 531	$ 51	$ 41	$ 224
Commercial loans	513	377	420	1,076	112
Consumer loans	138	148	103	41	22
Total	1,340	1,056	574	1,158	358
Accruing loans delinquent 90
days or more	66	460	181	188	129
Total non-performing loans	1,406	1,516	755	1,346	487
Foreclosed real estate, net	202	55	-	-	183
Total non-performing assets	$ 1,608	$ 1,571	$ 755	$ 1,346	$ 670
Non-performing loans to total loans	0.67%	0.83%	0.45%	0.80%	0.34%
Non-performing assets to total assets	0.61%	0.63%	0.31%	0.55%	0.30%

We define the population for evaluation of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company's recorded investment in loans that are considered impaired totaled $284,000 and $307,000 at December 31, 2003 and 2002, respectively. If all non-accrual loans had been current in accordance with their terms during the year ended December 31, 2003 and 2002, interest income on such loans would have amounted to $83,800 and $87,400, respectively. At December 31, 2003, Rome Savings did not have any loans not included above which are "troubled debt restructurings" as defined in SFAS No. 15.

Allowance for Loan Losses. The following table sets forth activity in Rome Savings' allowance for loan losses and other ratios at or for the dates indicated.

At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$ 1,730	$ 1,597	$ 1,688	$ 1,776	$ 1,956
Provision for loan losses	510	330	325	650	175
Charge-offs:
Mortgage loans	160	51	37	36	184
Commercial loans	85	32	341	795	338
Consumer loans	295	289	213	153	88
Total	540	372	591	984	610
Recoveries	109	175	175	246	255
Net charge-offs	431	197	416	738	355
Balance at end of year	$ 1,809	$ 1,730	$ 1,597	$ 1,688	$ 1,776
Ratio of net charge-offs to
average loans outstanding
during the period	0.22%	0.11%	0.25%	0.49%	0.26%
Allowance for loan losses as
a percent of loans	0.86%	0.94%	0.94%	1.01%	1.24%
Allowance for loan losses as
a percent of non-performing
Loans	128.66%	114.12%	211.52%	125.41%	364.68%

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

For the year ended December 31, 2003, we increased our allowance for loan losses through a $510,000 provision for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses accurately reflects the level of risk in the loan portfolio. In addition to the non-performing loans, management has identified, through normal internal credit review procedures, $12.0 million in "potential problem loans" at December 31, 2003. Payments are current on $9.6 million or 80.0% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. Rome Savings will continue to be aggressive in identifying, monitoring and resolving potential problem loans. See "Management's Discussion and Analysis - Comparison of Results of Operations for the Years Ended December 31, 2003 and 2002 - Provision for Loan Losses."

The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.
	At December 31,
	2003		2002		2001		2000		1999
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Mortgage loans:
One-to-four family	$192	45.94%	$220	39.11%	$222	36.70%	$231	37.57%	$337	44.85%
Commercial real estate	702	23.98	767	29.20	762	29.12	613	28.36	709	23.01
Construction & land	0	2.00	0	0.83	0	1.28	0	0.62	28	0.79
Total mortgage loans	894	71.92	987	69.14	984	67.10	844	66.55	1,074	68.65

Commercial loans	619	9.16	511	9.14	391	9.13	662	10.63	473	13.95

Consumer loans	296	18.92	232	21.72	222	23.77	182	22.82	229	7.40

Total allowance for loan losses	$1,809	100.00%	$1,730	100.00%	$1,597	100.00%	$1,688	100.00%	$1,776	100.00%

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
	At December 31,
	2003		2002		2001
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Held to Maturity:
Mortgage-backed securities
GNMA	$ 160	$ 174	$ 231	$ 255	$ 319	$ 349
FHLMC	-	-	-	-	15	17
U.S. Government securities	2,479	2,519	2,305	2,395	988	1,041
Other bonds	151	151	230	230	404	404
Total held to maturity	2,790	2,844	2,766	2,880	1,726	1,811

Available for sale:
U.S. Government agencies	3,457	3,593	5,920	6,187	9,634	9,959
State and Municipal obligations	8,654	9,155	9,154	9,792	9,790	10,103

Mortgage-backed securities
FNMA	252	245	739	766	1,000	1,000
FHLMC	1,447	1,523	4,546	4,749	5,422	5,494
Corporate bonds	6,499	6,798	12,243	12,965	12,195	12,594
Total available for sale debt securities	20,309	21,314	32,602	34,459	38,041	39,150

Equity securities	3,792	4,109	6,582	5,215	5,531	5,167

FHLB stock	905	905	767	767	926	926

Total available for sale	25,006	26,328	39,951	40,441	44,498	45,243
Total investment securities	$ 27,796	$ 29,172	$ 42,717	$ 43,321	$ 46,224	$ 47,054

Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for Rome Savings' debt securities at December 31, 2003.
			More Than One Year		More Than Five Years
	One Year or Less		less than Five Years		less than Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	$ -	-	$ -	-	$ 2,050	1.66%	$ 1,543	1.66%	$ 3,593	1.66%
State and Municipal obligations (1)	1,668	6.25%	6,819	6.17%	363	6.23%	305	6.82%	9,155	6.21%
Mortgage-backed securities	-	-	1,386	5.35%	382	5.21%	-	-	1,768	5.32%
Corporate bonds	3,518	6.81%	3,280	5.60%	-	-	-	-	6,798	6.23%

Held to maturity securities:
U.S. Government securities	2,268	4.03%	211	2.50%	-	-	-	-	2,479	3.90%
Mortgage-backed securities	-	-	19	8.06%	141	9.69%	-	-	160	9.50%
Other	-	-	-	-	-	-	151	6.70%	151	6.70%

Total debt securities	$ 7,454	5.84%	$ 11,715	5.85%	$ 2,936	3.07%	$ 1,999	2.83%	$ 24,104	5.26%

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

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 65.2% and 61.4% of total deposits on December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, time deposits with remaining terms to maturity of less than one year amounted to $48.4 million and $51.2 million, respectively. See "Management's Discussion and Analysis - Analysis of Net Interest Income" for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2003 and 2002.

At December 31, 2003, we had $10.4 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$ 2,182
Over three months through six months	1,991
Over six months through 12 months	3,346
Over 12 months	2,899
Total	$ 10,418

Borrowings. At December 31, 2003 the Company had outstanding borrowings of $18.1 million which were used to fund loan growth. In the future, we expect to continue to utilize borrowings as a funding source and may borrow funds pursuant to repurchase agreements, whereby we sell an asset with an agreement to repurchase it at some future date. We are a member of the Federal Home Loan Bank of New York and have available a line of credit of $25,004,000.

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

Employees

At December 31, 2003, Rome Savings had 98 full-time and 22 part-time employees. Rome Savings' employees are not represented by a collective bargaining agreement, and Rome Savings considers its relationship with its employees to be good.

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

On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act (A GLB Act@ ). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on the Company and the Bank, where relevant, is discussed throughout the regulation section below.

The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

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

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New York-chartered savings bank may not make loans or extend credit to a single borrower and to entities related to the borrower in an aggregate amount that would exceed 15% of the bank's net worth. Rome Savings currently complies with applicable loans-to-one-borrower limitations. At December 31, 2003, Rome Savings' limit on loans to one borrower was $5.5 million.

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

Enforcement. Under the New York Banking Law, the Banking Department may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Banking Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Banking Department to discontinue such practices, the Banking Department may remove such director, trustee or officer from office after notice and an opportunity to be heard. Rome Savings does not know of any past or current practice, condition or violation that might lead to any proceeding by the Banking Department against it or any of its directors or officers.

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

Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. Rome Savings was considered "well-capitalized" under FDIC guidelines at December 31, 2003.

Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act, as amended (FDIA), which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for federally-chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

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

Rome Savings received approval from the FDIC to retain and acquire such equity investments subject to a maximum permissible investment equal to the lesser of 100% of Rome Savings' Tier 1 capital or the maximum permissible amount specified by the Banking Act. Section 24 also provides an exception for majority-owned subsidiaries of a bank, but Section 24 limits the activities of such subsidiaries to those permissible for a national bank, permissible under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

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

Deposit Insurance. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular institution poses to its deposit insurance fund. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the most recent quarterly report filed with the applicable bank regulatory agency prior to the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed below. See "- Federal Banking Regulation - Prompt Corrective Action" below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Rome Savings. In addition, legislation requires BIF-insured institutions like Rome Savings to assist in the payment of the Financing Corporation ("FICO") bonds.

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

Transactions with Affiliates of Rome Savings. Transactions between an insured bank, such as Rome Savings, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.

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

Effective April 1, 2003, the Federal Reserve Board, or FRB, is rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

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

The CRA requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and requires public disclosure of an institution's CRA rating. Rome Savings received a "Satisfactory" rating on its last CRA exam in May 2002.

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

Real Estate Lending Policies. FDIC regulations require that state-chartered non-member banks adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interest in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

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

Rome Savings was in compliance with this requirement with an investment in the capital stock of the FHLB-NY at December 31, 2003, of $905,000. Any advances from a FHLB must be secured by specified types of collateral, and all long term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

The Bank Holding Company Act of 1956, as amended (the "BHCA"), also prohibits extensions of credit to a bank's insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

Federal Reserve System

Under regulations of the Federal Reserve Board (the "FRB"), Rome Savings is required to maintain non-interest-earning reserves against its transaction accounts. FRB regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $42.1 million or less, subject to adjustment by FRB, and an initial reserve of $1.083 million plus 10%, subject to adjustment by FRB between 8% and 14%, against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances, subject to adjustments by FRB, are exempted from the reserve requirements. Rome Savings is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at an Federal Reserve bank or a pass-through account as defined by FRB, the effect of this reserve requirement is to reduce Rome Savings's interest-earning assets, to the extent the requirement exceeds vault cash.

Holding Company Regulation

Federal Regulation. Rome, MHC and Rome Bancorp are governed as bank holding companies. Bank holding companies are subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those of the FDIC for Rome Savings. As of December 31, 2003, the total capital and Tier 1 capital ratios for Rome, MHC and Rome Bancorp would, on a pro forma basis, exceed these minimum capital requirements. See "- Federal Banking Regulation - Capital Requirements" above.

The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In addition, bank holding companies, all of whose controlled depository institutions are "well capitalized" and "well managed," as defined in FRB Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, can declare themselves to be "financial holding companies" and engage in a broader spectrum of activities than those generally permitted to bank holding companies, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities without a revenue limit and without limits on the amounts of equity securities it may hold in conducting its underwriting and dealing activities. If financial holding companies do not continue to meet the requirements for financial holding company status, depending on the requirements they fail to meet, they may not be permitted to undertake new activities or acquisitions that are financial in nature and may lose their ability to conduct activities that are not generally permissible for bank holding companies. Rome Bancorp has not elected to be regulated as a financial holding company, but may elect to do so in the future.

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

Subject to certain limitations and restrictions, a bank holding company, with the prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with other banks only after receiving the approval of the appropriate federal bank regulatory agency. A national or state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

New York Regulation. Under the New York Banking Law, certain companies owning or controlling banks are regulated as bank holding companies. For the purposes of the New York Banking Law, the term "bank holding company," is defined generally to include any "company" that, directly or indirectly, either (a) controls the election of a majority of the directors, or (b) owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if Rome Bancorp is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. The term "company" is defined to include corporations, partnerships and other types of business entities, chartered or doing business in New York, and the term "banking institution" is defined to include commercial banks, stock savings banks and stock savings and loan associations. A company controlling, directly or indirectly, only one banking institution in New York will not be deemed to be a bank holding company for the purposes of the Banking Law. Under the Banking Law, the prior approval of the Banking Department is required before:

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

Mutual Holding Company Regulation. Under the New York Banking Law, Rome, MHC may exercise all powers and privileges of a New York-chartered mutual savings bank, except the power to take deposits. As a bank holding company, Rome, MHC is also be subject to the limitations on activities imposed on a bank holding company under the BHCA.

Change in Control Regulations

Under the federal Change in Bank Control Act, any person (including a company or a group acting in concert) seeking to acquire 10% or more of the outstanding shares of Rome Bancorp's common stock is required to submit prior notice to the FRB, unless the FRB has found that the acquisition of such shares will not result in a change in control of Rome Bancorp. Under the BHCA, the FRB has 60 days within which to act on such a notice, taking into consideration such factors as the financial and managerial resources of the acquirer, the convenience and needs of the communities served by Rome Bancorp and Rome Savings, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of Rome Bancorp. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of an institution, or the ability to control in any manner the election of a majority of the institution's directors.

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
  Pursuant to Section 326, on July 23, 2002 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These became effective on October 1, 2003.
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
  an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;
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

Conversion to Federal Savings Association and Savings and Loan Holding Companies

On October 15, 2003, the Board of Trustees of Rome, MHC and the Boards of Directors of Rome Savings and Rome Bancorp adopted a Plan of Charter Conversion. Pursuant to the Plan of Charter Conversion, Rome, MHC will establish a federal mutual holding company (the "Federal MHC"). Rome, MHC will then merge with and into the Federal MHC, with the Federal MHC as the surviving entity. Concurrently, Rome Savings will exchange its New York stock savings bank charter for a federal stock savings bank charter (the "Federal Savings Bank"). As a result of the charter conversion, Rome, MHC and Rome, Bancorp will become savings and loan holding companies regulated by the Office of Thrift Supervision (the "OTS") and Rome Savings will become a federal savings bank regulated by the OTS. Rome Bancorp expects that the charter conversion will be completed in the second quarter of 2004.

Powers. The federal mutual holding company charter has been modernized and improved under recently enacted financial modernization legislation. Specifically, federal mutual holding companies now have all of the powers of financial holding companies, plus certain additional enumerated powers.

Upon a charter conversion to a federally-chartered savings bank, the lending and investment powers of Rome Savings will come from federal law and regulations. A federally-chartered savings bank has a wide range of lending authority and specified investment authority in debt securities. Its lending authority is capped in the amount of consumer loans and commercial loans it may make under the Home Owners' Loan Act.

A New York-chartered savings bank also has a wide range of lending and investment authorities that are comparable to those of a full-service commercial bank. Additionally, unlike a federal savings bank, a New York-chartered savings bank has broad authority to invest in equity securities. Moreover, New York law allows a savings bank, subject to regulations or approval of the Superintendent, to perform any activity or make any investment authorized to a federally-chartered bank or a bank chartered by another state.

Additionally, the FDIC regulates the activities of state-chartered banks and their subsidiaries. If a state-chartered bank desired to engage in activities not permissible for national banks, it generally must obtain permission or non-objection from the FDIC to engage in such activities.

Commercial and Consumer Lending Limits. The charter conversion would subject Rome Savings to a lending limit of 35% of assets for consumer loans and 20% of assets for commercial loans, of which amounts in excess of 10% must be in small business loans. New York law does not restrict the commercial and consumer lending of state-chartered banks. Rome Savings does not currently exceed the OTS' commercial and consumer lending limits. New York law does not limit the aggregate amount of consumer credit and commercial loans a savings bank may make.

Qualified Thrift Lender Test. In addition, in order for Rome, MHC and Rome Bancorp to be regulated as savings and loan holding companies, Rome Savings must qualify as a "qualified thrift lender." Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. Rome Savings currently maintains the majority of its portfolio assets in qualified thrift investments and would have met the qualified thrift lender test in each of the last 12 months had Rome Savings been subject to the test. However, attaining and maintaining its status as a qualified thrift lender may require Rome Savings to restructure its balance sheet from time to time

ITEM 2. DESCRIPTION OF PROPERTY

We conduct our business through our executive office, operations center and three banking offices. At December 31, 2003, the net book value of the computer equipment and other furniture, fixtures and equipment of Rome Savings and Rome Bancorp at their offices totaled $1,113,000. For more information, see Note 5 of Notes to Consolidated Financial Statements.
Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2003
			(In thousands)
Executive Office:
100 West Dominick St. Rome, NY	Owned	1956	$ 1,259
Branch Offices:
1629 Black River Boulevard Rome, NY	Owned	1963	303
1300 Erie Boulevard Rome, NY	Owned	1997	1,035
82 Seneca Turnpike New Hartford, NY	Owned	1983	140
Mortgage Center:
137 West Dominick Street Rome, NY	Owned	2002	479
Accounting Center:
139 West Dominick Street Rome, NY	Owned	1995	370

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR ROME BANCORP'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The following information included in the Rome Bancorp, Inc. 2003 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference: "Market for Rome Bancorp's Common Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information included in the Rome Bancorp, Inc. 2003 Annual Report to Shareholders (the "Annual Report") is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Highlights," on pages 4 through 16 of the Annual Report.

ITEM 7. FINANCIAL STATEMENTS

The following information included in the Annual Report is incorporated herein by reference: "Consolidated Financial Statements and Notes to Consolidated Financial Statements."

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The following information included in Rome Bancorp's 2004 Proxy Statement for the 2004 annual Meeting of Shareholders ("Proxy statement") is incorporated herein by reference: "Proposal 2: Ratification of Appointment of Independent Auditors."

PART III

Item 8A. CONTROLS AND PROCEDURES

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Code of Ethics

Rome Bancorp has adopted a Code of Conduct and Ethics, which applies to all employees, directors and officers of Rome Bancorp. The Code of conduct and Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. The Code of Conduct and Ethics is filed as Exhibit 14.1 to this report.

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

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2003.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [1]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	119,560	$ 4.96	124,664

Equity compensation plans not approved by security holders	--	--	--

Total	119,560	$ 4.96	124,664

(1) The number of securities remaining for future issuance under equity compensation plans includes 21,120 shares granted but unvested under the 2000 Recognition and Retention Plan, 22,187 shares available for issuance under the 2000 Recognition and Retention Plan and 81,357 shares available for issuance under the 2000 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information included in the Proxy Statement is incorporated herein by reference: "Transactions with Certain Related Persons."

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following financial statements included in the 2003 Annual Report are incorporated herein by reference:

Consolidated Balance Sheets - At December 31, 2003 and 2002;

Consolidated Statements of Income - Years Ended December 31, 2003 and 2002;

Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years Ended December 31, 2003 and 2002;

Consolidated Statements of Cash Flows - Years Ended December 31, 2003 and 2002; and

Notes to Consolidated Financial Statements - Years Ended December 31, 2003 and 2002

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

4.3 Form of Stock Certificate of Rome Bancorp, Inc.(1)

10.1 Form of Employee Stock Ownership Plan of Rome Bancorp, Inc.(1)

10.2 Form of Executive Employment Agreement, by and between Charles M. Sprock and Rome Bancorp, Inc.(1)

10.3 Form of Benefit Restoration Plan of Rome Bancorp, Inc.(1)

13.1 Annual Report to Shareholders for the Year Ended December 31, 2003.

14.1 Code of Conduct and Ethics

      Subsidiaries of the Registrant.(1)

      Consent of KPMG LLP

      Rule 13a-14a)/15d-14(a) Certifications

      Section 1350 Certifications

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

(c) Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2003 and through the filing date:

Current Report on Form 8-K filed with the SEC on October 17, 2003 announcing earnings for the quarter and nine months ended September 30, 2003.

Current Report on Form 8-K filed with the SEC on October 20, 2003 announcing the Proposed Plan of Charter Conversion.

Current Report on Form 8-K filed with the SEC on February 2, 2004 announcing earnings for the quarter and year ended December 31, 2003.

Current Report on Form 8-K filed with the SEC on March 3, 2004 announcing a change in the Company's certifying accountants.

Current Report on Form 8-K/A filed with the SEC on March 3, 2004 amending the Current Report on Form 8-K filed earlier that same day.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following information included in the Proxy Statement is incorporated herein by reference:

" Principal Accountant Fees and Services."

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
Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 24, 2004
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	March 24, 2004
/s/Bruce R. Engelbert Bruce R. Engelbert	Director	March 24, 2004
/s/David C. Grow David C. Grow	Director	March 24, 2004
/s/Kirk B. Hinman Kirk B. Hinman	Director	March 24, 2004
/s/T. Richard Leidig T. Richard Leidig	Director	March 24, 2004
/s/Richard H. McMahon Richard H. McMahon	Director	March 24, 2004
/s/Michael J. Valentine Michael J. Valentine	Director	March 24, 2004
/s/Marion C. Scoville Marion C. Scoville	Director	March 24, 2004