Form 10QSB
period 2004-03-31
ROME BANCORP INC
filed 2004-05-06
CIK 1088144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Outstanding at

Class May 5, 2004

Common Stock, par value $.0067 4,232,986

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

March 31, 2004 and December 31, 2003

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2004	2003
Assets

Cash and due from banks	$ 6,086	$ 5,671
Federal funds sold and other short-term investments	5,711	8,384
Total cash and cash equivalents	11,797	14,055
Securities available for sale, at fair value	23,511	26,328
Securities held to maturity (fair value of $2,788 and $2,844
at March 31, 2004 and December 31, 2003, respectively)	2,744	2,790
Loans	212,454	209,465
Less: Allowance for loan loss	1,861	1,809
Net loans	210,593	207,656
Premises and equipment, net	4,679	4,699
Accrued interest receivable	1,220	1,205
Other assets	5,087	5,206
Total assets	$ 259,631	$ 261,939

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$ 26,562	$ 27,054
Savings	93,943	91,659
Money market	7,815	7,914
Time	67,562	70,799
Other interest bearing	6,853	5,764
Total deposits	202,735	203,190
Borrowings	17,179	18,090
Other liabilities	4,302	4,020
Total liabilities	224,216	225,300

Shareholders' equity
Common Stock, $.00667 par value; authorized: 5,000,000 shares;
issued: 5,000,000 shares; outstanding 4,242,986 shares at
March 31, 2004 and 4,285,338 shares at December 31, 2003	33	33
Additional paid-in capital	10,342	10,250
Retained earnings	33,395	33,255
Treasury stock, at cost (757,014 shares at March 31, 2004 and
714,662 shares at December 31, 2003)	(8,429)	(6,992)
Accumulated other comprehensive income	746	793
Unallocated shares of employee stock ownership plan (ESOP); 129,980
shares at March 31, 2004 and 133,313 shares at December 31, 2003	(607)	(622)
Unearned compensation	(65)	(78)
Total shareholders' equity	35,415	36,639
Total liabilities and shareholders' equity	$ 259,631	$ 261,939

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2004 and 2003

(in thousands, except share data)

(unaudited)
	For the three months ended
	March 31,
	2004	2003
Interest income:
Loans	$ 3,321	$3,294
Securities	254	445
Other short-term investments	16	30
Total interest income	3,591	3,769

Interest expense:
Deposits	640	804
Borrowings	155	127
Total interest expense	795	931

Net interest income	2,796	2,838

Provision for loan losses	100	200
Net interest income after provision for loan losses	2,696	2,638

Non-interest income:
Net gain on securities	46	-
Other	343	263
Total non-interest income	389	263

Non-interest expense:
Salaries and employee benefits	1,352	1,224
Building, occupancy and equipment	360	360
Other	676	522
Total non-interest expense	2,388	2,106

Income before income tax expense	697	795
Income tax expense	251	268
Net income	$ 446	$ 527

Basic earnings per share	$ 0.11	$ 0.13
Diluted earnings per share	$ 0.11	$ 0.12

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For Three Months Ended March 31, 2004

(in thousands, except share and per share data)(unaudited)

						Accumulated
		Additional				other	Unallocated
	Common	paid-in	Retained		Treasury	comprehensive	ESOP	Unearned
	stock	Capital	earnings		Stock	income	shares	compensation	Total

Balances at December 31, 2003	$ 33	$10,250	$33,255	$	$ (6,992)	$793	$(622)	$(78)	$36,639
Comprehensive income:
Net Income	-	-	446		- -	-	- -	-	446
Other comprehensive income	-	-	-		- -	(47)	- -	-	(47)
Total comprehensive income									399
Purchase of 42,352 treasury shares	-	-	-		(1,437)	-	-	-	(1,437)
Amortization of Unearned Compensation	-	-	-		- -	-	- -	13	13
Dividends paid ($0.073 per share)	-	-	(306)		- -	-	- -	-	(306)
ESOP shares released for
allocation (3,333 shares)	-	92	-		-	-	15	-	107

Balances at March 31, 2004	$ 33	$10,342	$33,395	$	$ (8,429)	$746	$(607)	$(65)	$35,415

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

(unaudited) (in thousands)
	2004	2003
Cash flows from operating activities:
Net income	$ 446	$ 527
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	123	97
Increase in accrued interest receivable	(15)	(58)
Net gain on securities sold	(46)	-
Provision for loan losses	100	200
Net loss (gain) on sales of real estate owned	7	(6)
Net accretion on securities	5	18
Increase in other liabilities	282	266
Decrease (increase) in other assets	150	(625)
Gain on sale of loans	-	(35)
Allocation of ESOP shares	107	57
Amortization of Unearned Compensation	13	13
Net cash provided by operating activities	1,172	454

Cash flows from investing activities:
Net increase in loans	(3,069)	(7,637)
Proceeds from sale of education loans	-	1,154
Proceeds from sales of securities available for sale	901	-
Proceeds from maturities and principal reductions of
securities available for sale	1,844	1,737
Purchases of securities available for sale	-	(3)
Purchases of securities held to maturity	-	(284)
Redemption of Federal Home Loan Bank stock	46	35
Proceeds from maturities and principal reductions of
securities held to maturity	35	80
Proceeds from sales of real estate owned	25	61
Additions to premises and equipment	(103)	(367)
Net cash used in investing activities	(321)	(5,224)

Cash flows from financing activities:
Increase (decrease) in time deposits	(3,237)	784
Increase in other deposits	2,782	5,222
Repayments of borrowings	(911)	(635)
Purchase of treasury stock	(1,437)	(129)
Dividends paid	(306)	(309)
Net cash provided by financing activities	(3,109)	4,933

Net (decrease) increase in cash and cash equivalents	(2,258)	163
Cash and cash equivalents at beginning of period	14,055	15,698

Cash and cash equivalents at end of period	$ 11,797	$ 15,861

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and 2003

(unaudited) (in thousands)

	2004	2003
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	$ 32	-
Change in securities purchased and not settled	235	-
Cash paid during the period for:
Interest	802	$ 933
Income taxes	18	95

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

The data in the condensed consolidated balance sheet for December 31, 2003 was derived from the Company's 2003 Annual Report on Form 10-KSB. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the 2003 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10- KSB.

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

  Earnings Per Share

The following summarizes the computation of earnings per share for the three month periods ended March 31, 2004 and 2003.

Three months ended

March 31

(in thousands, except share and per share data)

	2004	2003
Basic earnings per share:
Income available to common shareholders	$ 446	$ 527
Weighted average basic shares outstanding	4,117	4,125

Basic earnings per share	$ 0.11	$ 0.13

Diluted earnings per share:
Income available to common shareholders	$ 446	$ 527
Weighted average basic shares outstanding	4,117	4,125
Effect of dilutive securities:
Stock options	101	101
Unearned compensation	11	13
Weighted average diluted shares outstanding	4,229	4,239

Diluted earnings per share	$ 0.11	$ 0.12

  Other Comprehensive Income (Loss)

  Three months ended

  March 31,

	2004	2003
Net change in unrealized gain (loss) on
available-for-sale securities arising during the period	$ (124)	$ (338)
Reclassification adjustment for net realized (gain) loss included in net income (loss)	(47)	-
Other comprehensive income (loss), before tax	(77)	(338)
Deferred tax expense (benefit)	(31)	(135)
Other comprehensive
income (loss), net of tax	$ (46)	$ (203)

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

  Pro forma disclosures for the Company for the periods ended March 31, 2004 and 2003 utilizing the estimated fair value of the options granted and an assumed 5% forfeiture rate are as follows:

  Three months ended

  March 31,

  (in thousands, except per share data)

	2004	2003

Net income:
As reported	$ 446	$ 527
Add: Stock based compensation expense included in net
income, net of related tax expense	8	8
Deduct: Total stock based compensation expense
determined under fair value method, net of related
tax expense	(17)	(17)
Pro forma	$ 437	$ 518

Basic earnings per share:
As reported	$ 0.11	$ 0.13
Pro forma	$ 0.11	$ 0.13

Diluted earnings per share:
As reported	$ 0.11	$ 0.12
Pro forma	$ 0.10	$ 0.12

  Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the effect on reported net income and earnings per share for the periods ended March 31, 2004 and 2003 may not be representative of the effects on reported net income or earnings per share for future periods.

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

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Substantially all commitments to extend credit, if exercised, will represent loans secured by real estate. At March 31, 2004 and 2003 the Company was committed to originate mortgage and other loans of approximately $7.7 million and $11.4 million, respectively. Commitments under unused lines of credit and letters of credit were approximately $9.8 million at March 31, 2004, as compared to $7.4 million at March 31, 2003.

(6) Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

Three months ended March 31,

(in thousands)

	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2004	2003	2004	2003
Service cost	$ 0	$ 12	$ 8	$ 7
Interest cost	108	112	36	34
Expected return on plan assets	(160)	(145)	-	-
Curtailment charge	-	8	-	-
Amortization	20	27	-	-

Net periodic pension cost	$ (32)	$ 14	$ 44	$ 41

In December of 2002, the Company's Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2004, the Company expects to make no contributions to the defined benefit pension plan.

(7) Charter Conversion

Pursuant to an Amended Plan of Charter Conversion adopted by the Boards of Directors of the Bank and the Company and the Board of Trustees of Rome, MHC, the majority owner of the Company (the "MHC") on October 15, 2003 and pursuant to the approval of the Office of Thrift Supervision (the "OTS"), on April 27, 2004, the Bank and the MHC, completed their conversions from state to federal charters.

Due to their conversions to federal charter, the Bank, as a federal savings bank, and the MHC, as a federal mutual holding company, are regulated by the OTS. The Company will remain a Delaware-chartered holding company but will be regulated by the OTS as a savings and loan holding company. The charter conversions will, among other things, allow the MHC to waive the receipt of dividends paid by the Company and reduce the number of regulators of the organization from three to two.

(8) Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), was issued in May 2003. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Under SFAS No. 150, certain freestanding financial instruments that embody obligations of the issuer, and that are now classified as equity, must be classified as liabilities (or as assets in some circumstances). SFAS No. 150 also includes required disclosures for financial instruments within its scope. For SEC registrants such as the Company, SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for the Company). The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. As a public company that is a small business issuer (as defined in applicable SEC regulations), the Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R is not expected to have a significant effect on the Company's consolidated financial statements.

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

General

The Company is a Delaware corporation regulated by the OTS as a savings and loan holding company, whose sole business is conducted by its wholly owned subsidiary, the Bank. The Bank's principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long and short-term marketable securities and other liquid investments. Following its conversion to federal charter on April 27, 2004, the Bank is regulated by the OTS as a federal savings bank.

Overview

The Bank's results of operations depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and investments and the interest it pays on its deposits and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-bearing assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Bank's operations are also affected by non-interest income, such as service fees and gains and losses on sales of securities, the provision for loan losses and non-interest expense such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. Financial institutions in general, including the Bank, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and funds availability. The Bank's operations and lending are principally concentrated in the Central New York area, therefore its operations and earnings are influenced by the economics of the area it operates in. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Bank's primary market area.

Net income for the first quarter of 2004 was $446,000 as compared to $527,000 for the same period of the prior year. The significant factors and trends impacting 2004, which are discussed in greater depth below, were as follows:

    2004 first quarter net interest income decreased by $42,000 or 1.4% from the same quarter last year as a result of the net interest margin decreasing from 4.90% to 4.70%. This decrease in interest margin is reflective of the decline in overall market interest rates throughout the past year.

    Non-interest expense increased to $2.4 million in the first quarter of 2004 from $2.1 million in the prior year. Much of this increase is attributable to administrative costs incurred related to new product offerings, the upgrade in mid-2003 of the Bank's core processing system, an increase in the expense of the Company's ESOP due to appreciation of the Company's stock price and costs associated with other real estate.

    Non-interest income increased $126,000 over first quarter 2003 levels primarily due to net securities sales gains of $46,000 in the current year and an increase of $117,000 in customer fee income, primarily derived from the high performance checking program initiated in late 2003.

    The Company's provision for loan losses was $100,000 in the quarter ended March 2004, as compared to $200,000 in the prior year. The lower provision is indicative of improvements in assets quality, as discussed further below.

Critical Accounting Policies

The preparation of consolidated financial statements requires management to make estimates and assumptions. Changes in these estimates and assumptions affect the reported amounts of certain assets, liabilities, revenue and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies.

It is management's opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required for probable credit losses and the material effect that such judgments can have on the results of operations. Management's quarterly evaluation of the adequacy of the allowance considers the Company's historical loan loss experience, review of specific loans, current economic conditions and such other factors considered appropriate to estimate losses. Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions or economic conditions. Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in the local area, concentrations of risk and declines of local property values.

Management also considers the accounting policy relating to the impairment of long lived assets to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations. A decline in the fair value of long lived asset below cost that is deemed to be other than temporary is charged to earnings resulting in the establishment of a new cost basis for the asset. Management continually reviews the current value of its long lived assets for evidence of other than temporary impairment.

These critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 2 to the consolidated financial statements reported on the Company's 2003 Form 10-KSB to obtain a better understanding of how our financial performance is reported.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003:

Total assets at March 31, 2004 were $259.6 million, a decrease of $2.3 million from $261.9 million at December 31, 2003. Cash and federal funds decreased by $2.3 million in the first quarter of 2004 from $14.1 million at December 31, 2003 to $11.8 million at March 31, 2004, while securities decreased by $2.8 million from $29.1 million to $26.3 million over the same period. The decrease in securities was attributable to the sale of two securities, as well as maturities in the investment portfolio. These decreases were utilized to fund increases in the Company's loan portfolio and purchases of treasury stock.

The Company's loan portfolio increased by $2.9 million, or 1.4%, during the first quarter of 2004 from $207.7 million at December 31, 2003 to $210.6 million at March 31, 2004. During the first three months of 2004, the Company originated approximately $20.2 million of loans, an increase of 11.0% over the approximately $18.2 million of loans originated in the same period of 2003. The majority of the growth in the loan portfolio in 2004 has been in the residential mortgage area. This growth is attributable to both the Company's emphasis on marketing these products and historically low interest rates. Asset quality improved over the same period, as non-performing loans as a percentage of total loans declined to 0.56% at March 31, 2004 from 0.67% at December 31, 2003. In addition, the allowance for loan losses as a percent of non-performing loans increased to 156.2% at March 31, 2004, as compared to 128.7% at December 31, 2003.

Total deposits decreased slightly from $203.2 million at year-end to $202.7 million at March 31, 2004. The overall decrease in deposits is attributable to decreases in time and money market deposits partially offset by increases in savings, non-interest bearing and other interest bearing accounts. Time deposits decreased $3.2 million or 4.6% as consumers were hesitant to commit to the current low rates available in the marketplace. Conversely, savings deposits increased $2.2 million or 2.5% from $91.7 million at December 31, 2003 to $93.9 million at March 31, 2004. Non-interest bearing deposits and other interest bearing deposits increased $596,000 or 1.8% from $32.8 million at December 31, 2003 to $33.4 million at March 31, 2004. During the third quarter of 2003, the Company introduced several new consumer demand deposit offerings, leading to growth in these deposit types. Money market account balances declined by $99,000, or 1.2% during the first quarter of the current year.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2004 and 2003

General

During the three months ended March 31, 2004, the Company recorded net income of $446,000 as compared to $527,000 for the first quarter of 2003. The decrease in net income is comprised of a $42,000 decrease in net interest income before loan loss provision and an increase of $282,000 in non-interest expense, which were partially offset by a decrease in loan loss provision of $100,000, an increase in non-interest income of $126,000 and a $17,000 decrease in income tax expense.

Diluted earnings per share were $0.11 per diluted share for the three months ended March 31, 2004 in comparison to $0.12 per diluted share for the same quarter of 2003. The decrease in earnings per share was the result of the above referenced decline in first quarter net income somewhat offset by a decrease in the diluted shares outstanding. Diluted shares outstanding declined slightly to 4,229,381 in comparison to 4,239,493 for the three months ended March 31, 2003 primarily as a result of the Company's stock repurchase program.

Net Interest Income

Net interest income before loan loss provision for the quarter ended March 31, 2004 decreased by $42,000 or 1.5% as compared to the same quarter of 2003. This decrease is the due to downward pressure on prevailing market interest rates throughout the prior year, resulting in net interest margin on a tax equivalent basis of 4.70% for the first quarter of 2004, versus 4.90% for the same quarter of the prior year.

Interest Income

Interest income decreased to $3.6 million for the quarter ended March 31, 2004 from $3.8 million for the same quarter of 2003. The decrease in interest income was attributable to the continued decline in market interest rates on interest-earning assets, partially offset by an increase in average interest-earning assets outstanding. Average loan balances for the first quarter of 2004 were $208.6 million, an increase of $24.8 million over the average outstanding loans for the first quarter of 2003. The yield on the Company's loan portfolio for the quarter ended March 31, 2004 was 6.37% in comparison to a yield of 7.16% for the same period last year. Interest income on securities declined $191,000 from $445,000 for the quarter ended March 31, 2003 to $254,000 for the quarter ended March 31, 2004. Comparatively, the average balance of securities declined by $14.7 million, or 34.8% from the first quarter of 2003 to $27.6 million for the current quarter and the yield on the Company's securities decreased from 4.74% to 4.44% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits declined by $14,000 to $16,000 for the quarter ended March 31, 2004 from the same quarter in 2003 due to decline a in average outstanding balances and yield.

Interest Expense

Interest expense decreased from $931,000 in the quarter ended March 31, 2003 to $795,000 for the same quarter of 2004. Interest expense on deposits declined from $804,000 for the quarter ended March 31, 2003 to $640,000 for the quarter ended March 31, 2004, reflecting a decrease in the average cost of interest bearing deposits from 1.88% to 1.46% for the first quarters of 2003 and 2004, respectively. Outstanding average interest bearing deposits for the quarter ended March 31, 2004 increased by $4.8 million, or 2.8%, over the same period a year earlier. The decline in the average cost of deposits was consistent with the decline in market rates. Interest expense on borrowed funds increased to $155,000 for the quarter ended March 31, 2004 from $127,000 for the comparative quarter of 2003 due to an increase in average outstanding borrowings of $3.0 million in the first quarter of 2004 as compared to the same period last year. The increase in borrowings was directly related to increases in loan funding in the second half of 2003.

Provision for Loan Losses

The Company recorded a provision for loan losses of $100,000 in the first quarter of 2004 versus $200,000 in the same quarter of 2003. The higher provision in the first three months of 2003 was necessitated by the write-off of a loan with a balance in excess of $100,000 during that period. Asset quality has improved during the current quarter with non-performing loans as a percent of loans of 0.56% and the allowance for loan losses as a percent of non-performing loans of 156.2% at March 31, 2004, as compared to 0.86% and 128.7%, respectively at December 31, 2003 and 0.58% and 154.9%, respectively, as of the end of the first quarter of 2003.

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

Non-Interest Income and Non-Interest Expense

Non-interest income grew by $126,000 to $389,000 in the first quarter of 2004, a 47.9% increase over the same period of 2003. This increase is primarily attributable to increases in customer fees totaling $117,000 over the first quarter of 2003 level. The Company introduced a high performance checking program in the third quarter of 2003 and the majority of the growth in fee revenue is tied to this initiative. In addition, the Company recognized gains on the sale of two securities totaling $46,000 in the first quarter of 2004, while no securities sales occurred in the same period of 2003. Partially offsetting the above increases, the Company netted a $36,000 gain on the sale of a portion of its student loan portfolio in the first quarter of 2003; no loan sales have occurred this year.

Non-interest expense increased by $282,000 to $2.4 million in the current quarter compared to $2.1 million in the same period of 2003. Included in this variance is a $128,000 increase in employee salaries and benefits, reflecting increases in the cost of the Company's ESOP retirement plan, as well as increased staffing levels to accommodate new banking products.,(32 k legal, 32 K ATM fees, 15K audits and consulting) ESOP expense is calculated using the fair market value of the Company's stock price. Increases in our stock price caused the ESOP expense for the current quarter to grow to $107,000 from $57,000 in the same period last year. Expenses related to other real estate, as well as a loss on the sale of one such property accounted for $38,000 of additional non-interest expense in the first quarter of this year over the comparable period in 2003. Finally, equipment depreciation and service contract costs grew over 2003 levels as a result of the Company's core system conversion in mid-2003.

Income tax expense for the first quarter of 2004 decreased by $17,000, to $251,000 in the same period of 2003, directly due to the decrease in pre-tax income.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $22.6 million. At March 31, 2004, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and amortizing notes totaling $17.2 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the quarter ended March 31, 2004, the Company originated loans of approximately $20.2 million, an increase of 11.0% over the approximately $18.2 million of loans originated in the first quarter of 2003. No securities were purchased in the first quarter of 2004, versus purchases of $287,000 in the same quarter of 2003.

At March 31, 2004, the Company had loan commitments to borrowers of approximately $7.7 million, and available letters and lines of credit of approximately $9.8 million.

Time deposit accounts scheduled to mature within one year were $46.5 million at March 31, 2004. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At March 31, 2004, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at March 31, 2004 was $34.9 million and $33.1 million, respectively, or 13.34% and 12.59% of average assets, respectively. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $13.0 million, or 5.0% of average assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At March 31, 2004, the Bank had a total risk-based capital ratio of 18.62%.

The Company paid cash dividends of $0.073 per share during the three-month periods ended March 31, 2004 and 2003, respectively. During the three-month period ended March 31, 2004, the Company repurchased 42,352 shares of common stock at a cost of $1.4 million.

The Company does not anticipate any material capital expenditures, nor does it have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

The following table must be completed regarding any stock repurchases by the Company during each month of the quarter covered by the Report on Form 10-QSB.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2004 through January 31, 2004	-	-	-	321,318
February 1, 2004 through February 29, 2004	16,237	$34.02	16,237	305,081
March 1, 2004 through March 31, 2004	26,115	$33.89	26,115	278,966
Total	42,352	$33.94	42,352	278,966

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

Item 6. Exhibits and Reports on Form 8-K
    Exhibits:

    31.1 Certifications pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K with the SEC during the first quarter of 2004 and through the filing date:

Current Report on Form 8-K, dated January 28, 2004, announcing earnings for the quarter and year ended December 31, 2003.

Current Report on Form 8-K, dated February 25, 2004, announcing a change in the Company's certifying accountants.

Current Report on Form 8-K/, dated February 25, 2004, amending the Current Report on Form 8-K filed earlier that same day.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rome Bancorp, Inc.

Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 5, 2004
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	May 5, 2004