Form 10QSB
period 2004-06-30
ROME BANCORP INC
filed 2004-08-10
CIK 1088144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Class August 9, 2004

Common Stock, par value $.0067 4,232,986

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

June 30, 2004 and December 31, 2003

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2004	2003
Assets

Cash and due from banks	$ 6,172	$ 5,671
Federal funds sold and other short-term investments	4,510	8,384
Total cash and cash equivalents	10,682	14,055
Securities available for sale, at fair value	21,618	26,328
Securities held to maturity (fair value of $2,416 and $2,844
at June 30, 2004 and December 31, 2003, respectively)	2,400	2,790
Loans	221,389	209,465
Less: Allowance for loan loss	1,814	1,809
Net loans	219,575	207,656
Premises and equipment, net	4,638	4,699
Accrued interest receivable	1,087	1,205
Other assets	5,315	5,206
Total assets	$ 265,315	$ 261,939

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$ 27,774	$ 27,054
Savings	96,016	91,659
Money market	8,057	7,914
Time	68,370	70,799
Other interest bearing	7,364	5,764
Total deposits	207,581	203,190
Borrowings	18,255	18,090
Other liabilities	3,928	4,020
Total liabilities	229,764	225,300

Shareholders' equity
Common Stock, $.00667 par value; authorized: 10,000,000 shares;
issued: 5,000,000 shares; outstanding 4,232,986 shares at
June 30, 2004 and 4,285,338 shares at December 31, 2003	33	33
Additional paid-in capital	10,462	10,250
Retained earnings	33,826	33,255
Treasury stock, at cost (767,014 shares at June 30, 2004 and
714,662 shares at December 31, 2003)	(8,714)	(6,992)
Accumulated other comprehensive income	587	793
Unallocated shares of employee stock ownership plan (ESOP); 126,647
shares at June 30, 2004 and 133,313 shares at December 31, 2003	(591)	(622)
Unearned compensation	(52)	(78)
Total shareholders' equity	35,551	36,639
Total liabilities and shareholders' equity	$ 265,315	$ 261,939

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2004 and 2003

(in thousands, except share data)

(unaudited)
	For the three months ended			For the six months ended
		June 30,			June 30,
	2004		2003	2004		2003
Interest income:
Loans	$ 3,281		$ 3,240	$ 6,602		$ 6,534
Securities	236		426	491		871
Other short-term investments	15		22	30		52
Total interest income	3,532		3,688	7,123		7,457

Interest expense:
Deposits	601		774	1,242		1,578
Borrowings	141		118	296		245
Total interest expense	742		892	1,538		1,823

Net interest income	2,790		2,796	5,585		5,634

Provision for loan losses	25		50	125		250
Net interest income after provision for loan losses	2,765		2,746	5,460		5,384

Non-interest income:
Net gain on securities transactions	52		-	98		-
Other	428		282	771		545
Total non-interest income	480		282	869		545

Non-interest expense:
Salaries and employee benefits	1,269		1,174	2,621		2,398
Building, occupancy and equipment	367		353	777		713
Other	548		560	1,173		1,082
Total non-interest expense	2,184		2,087	4,571		4,193

Income before income tax expense	1,061		941	1,758		1,736
Income tax expense	381		322	633		590
Net income	$ 680		619	$ 1,125		$ 1,146

Basic earnings per share	$ 0.17		$ 0.15	$ 0.27		$ 0.28
Diluted earnings per share	$ 0.16		$ 0.15	$ 0.27		$ 0.27

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For Six Months Ended June 30, 2004

(in thousands, except share and per share data)(unaudited)

						Accumulated
		Additional				other	Unallocated
	Common	paid-in	Retained		Treasury	comprehensive	ESOP	Unearned
	Stock	Capital	earnings		Stock	income(loss)	shares	compensation	Total

Balances at December 31, 2003	$ 33	$10,250	$33,255	$	$ (6,992)	$793	$(622)	$(78)	$36,639
Comprehensive income:
Net Income	-	-	1,125		- -	-	- -	-	1,125
Other comprehensive income(loss)	-	-	-		- -	(206)	- -	-	(206)
Total comprehensive income									919
Purchase of 52,352 treasury shares	-	-	-		(1,758)	-	-	-	(1,758)
Amortization of Unearned Compensation	-	-	-		- -	-	- -	26	26
Dividends paid ($0.223 per share)	-	-	(534)		- -	-	- -	-	(534)
Exercise of stock options	-	32	(20)		36	-	-	-	48
ESOP shares released for
allocation (6,666 shares)	-	180	-		-	-	31	-	211

Balances at June 30, 2004	$ 33	$10,462	$33,826	$	$ (8,714)	$587	$(591)	$(52)	$35,551

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(unaudited) (in thousands)
	2004	2003
Cash flows from operating activities:
Net income	$ 1,125	$ 1,146
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	250	198
Decrease in accrued interest receivable	118	48
Net gain on securities sold	(98)	-
Provision for loan losses	125	250
Net loss (gain) on sales of real estate owned	7	(6)
Net accretion on securities	17	26
(Decrease) increase in other liabilities	(92)	154
Decrease (increase) in other assets	115	(368)
Gain on sale of loans	-	(39)
Allocation of ESOP shares	211	126
Amortization of Unearned Compensation	26	26
Net cash provided by operating activities	1,804	1,561

Cash flows from investing activities:
Net increase in loans	(12,131)	(15,387)
Proceeds from sale of education loans	-	1,245
Proceeds from sales of securities available for sale	1,309	-
Proceeds from maturities and principal reductions of
securities available for sale	3,359	3,506
Purchases of securities available for sale	-	(129)
Purchases of securities held to maturity	-	(284)
Net (purchase) redemption of Federal Home Loan Bank stock	(198)	34
Proceeds from maturities and principal reductions of
securities held to maturity	368	104
Proceeds from sales of real estate owned	25	61
Net additions to premises and equipment	(189)	(621)
Net cash used in investing activities	(7,457)	(11,471)

Cash flows from financing activities:
Decrease in time deposits	(2,429)	(980)
Increase in other deposits	6,820	9,787
Increase in borrowings	2,000	-
Repayments of borrowings	(1,835)	(1,281)
Purchase of treasury stock	(1,758)	(319)
Dividends paid	(534)	(615)
Exercise of stock options	16	-
Net cash provided by financing activities	2,280	6,592

Net decrease in cash and cash equivalents	(3,373)	(3,318)
Cash and cash equivalents at beginning of period	14,055	15,698

Cash and cash equivalents at end of period	$ 10,682	$ 12,380

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

(unaudited) (in thousands)

	2004	2003
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	$ 87	-
Change in securities purchased and not settled	-	-
Cash paid during the period for:
Interest	1,554	$ 1,829
Income taxes	224	482

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

  Earnings Per Share

The following summarizes the computation of earnings per share for the three and six month periods ended June 30, 2004 and 2003.

(in thousands, except share and per share data)

Three months ended Six months ended

June 30 June 30

	2004	2003	2004	2003
Basic earnings per share:
Income available to common shareholders	$ 680	$ 619	$ 1,125	$ 1,146
Weighted average basic shares outstanding	4,085	4,119	4,101	4,125

Basic earnings per share	$ 0.17	$ 0.15	$ 0.27	$ 0.28

Diluted earnings per share:
Income available to common shareholders	$ 680	$ 619	$ 1,125	$ 1,146
Weighted average basic shares outstanding	4,085	4,119	4,101	4,125
Effect of dilutive securities:
Stock options	99	108	100	104
Unearned compensation	10	13	11	11
Weighted average diluted shares outstanding	4,194	4,240	4,212	4,240

Diluted earnings per share	$ 0.16	$ 0.15	$ 0.27	$ 0.27

  Other Comprehensive Income (Loss)

  Three months ended Six months ended

  June 30, June 30,

	2004	2003	2004	2003
Net change in unrealized gain (loss) on
available-for-sale securities arising during the period	$ (214)	$ (338)	$ (245)	$ 82
Reclassification adjustment for net realized (gain) loss included in net income (loss)	(51)	-	(98)	-
Other comprehensive income (loss), before tax	(265)	(338)	(343)	82
Deferred tax expense (benefit)	(106)	(135)	(137)	33
Other comprehensive
income (loss), net of tax	$ (159)	$ (203)	$ (206)	$ 49

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

  Pro forma disclosures for the Company for the periods ended June 30, 2004 and 2003 utilizing the estimated fair value of the options granted and an assumed 5% forfeiture rate are as follows:

  (in thousands, except per share data)

  Three months ended Six months ended

  June 30, June 30,

	2004	2003	2004	2003

Net income:
As reported	$ 680	$ 619	$ 1,125	$ 1,146
Add: Stock based compensation expense included in net
income, net of related tax expense	8	8	16	16
Deduct: Total stock based compensation expense
Determined under fair value method, net of related
tax expense	(17)	(17)	(34)	(34)
Pro forma	$ 671	$ 610	$ 1,107	$ 1,128

Basic earnings per share:
As reported	$ 0.17	$ 0.15	$ 0.27	$ 0.28
Pro forma	$ 0.16	$ 0.15	$ 0.27	$ 0.27

Diluted earnings per share:
As reported	$ 0.16	$ 0.15	$ 0.27	$ 0.27
Pro forma	$ 0.16	$ 0.14	$ 0.26	$ 0.27

  Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the effect on reported net income and earnings per share for the periods ended June 30, 2004 and 2003 may not be representative of the effects on reported net income or earnings per share for future periods.

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

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Substantially all commitments to extend credit, if exercised, will represent loans secured by real estate. At June 30, 2004 and 2003 the Company was committed to originate mortgage and other loans of approximately $14.7 million and $11.6 million, respectively. Commitments under unused lines of credit and letters of credit were approximately $10.8 million at June 30, 2004, as compared to $8.0 million at June 30, 2003.

(6) Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension cost consisted of the following:

Three and six months ended June 30,

(in thousands)

	Three months		Six Months
Components of net periodic pension cost:	2004	2003	2004	2003
Service cost	$ 0	$ 12	$ 0	$ 24
Interest cost	108	112	216	224
Expected return on plan assets	(160)	(145)	(320)	(290)
Curtailment charge	-	8	-	16
Amortization	20	27	40	54

Net periodic pension cost	$ (32)	$ 14	$ (64)	$ 28

The components of net postretirement benefit cost consisted of the following:

Three and six months ended June 30,

(in thousands)

	Three months		Six Months
Components of net postretirement benefit cost:	2004	2003	2004	2003
Service cost	$ 8	$ 7	$ 16	$ 14
Interest cost	36	34	72	68
Expected return on plan assets	-	-	-	-
Curtailment charge	-	-	-	-
Amortization	-	-	-	-

Net postretirement benefit cost	$ 44	$ 41	$ 88	$ 82

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

Due to their conversions to federal charter, the Bank, as a federal savings bank, and the MHC, as a federal mutual holding company, are regulated by the OTS. The Company will remain a Delaware-chartered holding company but will be regulated by the OTS as a savings and loan holding company. The charter conversions allow, among other things, the MHC to waive the receipt of dividends paid by the Company and reduce the number of regulators of the organization from three to two.

(8) Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. As a public company that is a small business issuer (as defined in applicable SEC regulations), the Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R second applies is used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R did not have a significant effect on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this discussion and in future filings by Rome Bancorp with the Securities and Exchange Commission, in Rome Bancorp press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp's actual results, and could cause Rome Bancorp's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; (6) competitors may have greater financial resources and developed products that enable such competitors to compete more successfully than the Company; and (7) adverse changes may occur in the securities markets or with respect to inflation. The foregoing list should not be construed as exhaustive, and Rome Bancorp disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Net income for the second quarter of 2004 was $680,000 as compared to $619,000 for the same period of the prior year. The significant factors and trends impacting the second quarter of 2004, which are discussed in greater depth below, were as follows:

    Net interest income was $2.8 million for both of the quarters ended June 30, 2004 and 2003. Interest income was $3.5 million for the current quarter, compared to $3.7 million for the same period last year. Interest expense decreased to $742,000 for the quarter ended June 30, 2004 from $892,000 for the second quarter of 2003. The decrease in both interest income and expense is indicative of the overall decline in market interest rates.

    Non-interest expense increased to $2.2 million in the second quarter of 2004 from $2.1 million in the second quarter of the prior year. Much of this increase is attributable to administrative costs incurred related to new product offerings, the upgrade in mid-2003 of the Bank's core processing system, an increase in the expense of the Company's ESOP due to appreciation of the Company's stock price and costs associated with other real estate.

    Non-interest income increased $198,000 over second quarter 2003 levels primarily due to net securities sales gains of $52,000 in the current quarter and an increase of $130,000 in customer fee income, primarily derived from the high performance checking program initiated in late 2003.

    The Company's provision for loan losses was $25,000 in the quarter ended June 2004, as compared to $50,000 for the same period in the prior year. The lower provision is indicative of improvements in asset quality, as discussed further below.

    Income tax expense for the three months ended June 30, 2004 increased to $381,000 from $322,000 for the same quarter last year, due to increases in pre-tax earnings and non-deductible ESOP retirement expense.

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

It is management's opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required for probable credit losses and the material effect that such judgments can have on the results of operations. Management's quarterly evaluation of the adequacy of the allowance considers the Company's historical loan loss experience, review of specific loans, current economic conditions and such other factors considered appropriate to estimate losses. Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions or economic conditions. Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in the local area, concentrations of risk and declines in local property values.

Management also considers the accounting policy relating to the impairment of long lived assets to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations. A decline in the fair value of long lived assets below cost that is deemed to be other than temporary is charged to earnings resulting in the establishment of a new cost basis for the asset. Management continually reviews the current value of its long lived assets for evidence of other than temporary impairment.

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003:

Total assets at June 30, 2004 were $265.3 million, an increase of $3.4 million from $261.9 million at December 31, 2003. The increase in total assets was primarily attributable to an increase in the Company's loan portfolio of $11.9 million. Cash and federal funds decreased by $3.4 million at June 30, 2004 from $14.1 million at December 31, 2003 to $10.7 million at June 30, 2004, while securities decreased by $5.1 million from $29.1 million to $24.0 million during the period. The decrease in securities was attributable to the sale of two securities totaling $1.2 million, as well as maturities in the investment portfolio. The cash proceeds of the sales and maturities of investments were utilized to fund increases in the Company's loan portfolio and purchases of treasury stock.

The Company's loan portfolio increased by $11.9 million, or 5.7%, during the first half of 2004 from $207.7 million at December 31, 2003 to $219.6 million at June 30, 2004. During the first half of 2004, the Company originated approximately $35.4 million of loans. The majority of the growth in the loan portfolio in 2004 has been in the residential mortgage area. This growth is attributable to both the Company's emphasis on marketing these products and continued low interest rates. Asset quality improved over the same period, as non-performing loans as a percentage of total loans declined to 0.50% at June 30, 2004 from 0.67% at December 31, 2003. In addition, the allowance for loan losses as a percent of non-performing loans increased to 162.2% at June 30, 2004, as compared to 128.7% at December 31, 2003.

Total deposits increased by 2.2% from $203.2 million at the 2003 year-end to $207.6 million at June 30, 2004. The overall increase in deposits is primarily attributable to increases in savings, money market, non-interest bearing and other interest bearing accounts partially offset by decreases in time deposits. Savings deposits increased $4.3 million or 4.7% from $91.7 million at December 31, 2003 to $96.0 million at June 30, 2004. Non-interest bearing deposits and other interest bearing deposits increased $2.3 million or 7.0% from $32.8 million at December 31, 2003 to $35.1 million at June 30, 2004. This increase is primarily due to the introduction of several new consumer demand deposit offerings. Money market account balances increased by $143,000, or 1.8% during the first half of the current year. Time deposits decreased $2.4 million or 3.4% as consumers remained hesitant to commit to the current low rates available in the marketplace.

Shareholders' Equity

Shareholders' equity decreased to $35.6 million at June 30, 2004 from $36.6 million at December 31, 2004. During the first half of 2004, the company repurchased 52,352 shares of its common stock at a cost of $1.8 million. Cash dividends paid in the six months ended June 30, 2004 in the amount of $0.223 per common share totaled $534,000.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2004 and 2003

General

During the three months ended June 30, 2004, the Company recorded net income of $680,000 as compared to $619,000 for the second quarter of 2003. The increase in net income is comprised of an increase in non-interest income of $198,000 and a decrease in loan loss provision of $25,000 which were partially offset by a $6,000 decrease in net interest income before loan loss provision, an increase of $97,000 in non-interest expense and a $59,000 increase in income tax expense.

Diluted earnings per share increased to $0.16 per diluted share for the three months ended June 30, 2004 in comparison to $0.15 per diluted share for the same quarter of 2003. The increase in earnings per share was the result of the above referenced increase in second quarter net income as well as a decrease in the diluted shares outstanding. Diluted shares outstanding declined to 4,193,841 in comparison to 4,240,030 for the three months ended June 30, 2003 primarily as a result of the Company's stock repurchase program, which was approved by the Board of Directors on July 29, 2004. This repurchase program authorized the Company to repurchase 436,465 shares of its common stock. To date, the Company has repurchased 167,500 shares, 52,352 of which were purchased in the current fiscal year.

Net Interest Income

Net interest income before loan loss provision for the quarter ended June 30, 2004 decreased slightly by $6,000 or 0.2% as compared to the same quarter of 2003. This decrease is due to downward pressure on prevailing market interest rates throughout the past year, resulting in net interest margin on a tax equivalent basis of 4.66% for the second quarter of 2004, versus 4.81% for the same quarter of the prior year.

Interest Income

Interest income decreased to $3.5 million for the quarter ended June 30, 2004 from $3.7 million for the same quarter of 2003. The decrease in interest income was attributable to the continued decline in market interest rates on interest-earning assets, partially offset by an increase in the average balance of interest-earning assets outstanding. Interest income earned on loans increased by $41,000 or 1.3%, as a result of growth in the loan portfolio, partially offset by a decline in loan yields. Average loan balances for the second quarter of 2004 were $212.5 million, an increase of $21.9 million over the average loan balances for the second quarter of 2003. The yield on the Company's loan portfolio for the quarter ended June 30, 2004 was 6.21% in comparison to a yield of 6.84% for the same period of 2003. Interest income on securities declined $190,000 from $426,000 for the quarter ended June 30, 2003 to $236,000 for the quarter ended June 30, 2004. Comparatively, the average balance of securities declined by $15.4 million, or 37.7% from the second quarter of 2003 to $25.3 million for the current quarter and the yield on the Company's securities decreased from 4.75% to 4.58% for the same periods, respectively. Finally, interest income on other short-term investments, including federal funds sold and other interest bearing deposits declined by $7,000 to $15,000 for the quarter ended June 30, 2004 from the same quarter in 2003 due to decline in yield.

Interest Expense

Interest expense decreased from $892,000 in the quarter ended June 30, 2003 to $742,000 for the same quarter of 2004. Interest expense on deposits declined from $774,000 for the quarter ended June 30, 2003 to $601,000 for the quarter ended June 30, 2004, reflecting a decrease in the average cost of interest bearing deposits from 1.99% to 1.53% for the second quarters of 2003 and 2004, respectively. Outstanding average interest bearing deposits for the quarter ended June 30, 2004 increased by $11.8 million, or 7.0%, over the same period a year earlier. The decline in the average cost of deposits was consistent with the decline in market rates. Interest expense on borrowed funds increased to $141,000 for the quarter ended June 30, 2004 from $118,000 for the comparative quarter of 2003 due to an increase in average outstanding borrowings of $2.7 million in the second quarter of 2004 as compared to the same period last year. The increase in borrowings was directly related to increases in loan funding in the second half of 2003.

Provision for Loan Losses

The Company recorded a provision for loan losses of $25,000 in the second quarter of 2004 versus $50,000 in the same quarter of 2003. The decrease is indicative of improvement in the quality of the loan portfolio. Asset quality has continued to improve during the current quarter with the allowance for loan losses as a percent of loans of 0.82% and the allowance for loan losses as a percent of non-performing loans of 162.2% at June 30, 2004, as compared to 0.86% and 128.7%, respectively, at December 31, 2003. Non-performing loans as a percent of loans decreased to 0.50% at June 30, 2004 from 0.67% at year end 2003.

In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company's market area, which can impact the inherent risk of loss in the Company's loan portfolio. As a result of these factors, management determined that a provision of $25,000 was appropriate.

Non-Interest Income and Non-Interest Expense

Non-interest income grew by $198,000 to $480,000 in the second quarter of 2004, a 70.2% increase over the same period of 2003. This increase is primarily attributable to increases in customer fees totaling $130,000 over the second quarter of 2003 level. The Company introduced a high performance checking program in the third quarter of 2003 and the majority of the growth in fee revenue is tied to this initiative. In addition, the Company recognized a gain on the sale of a portion of its holdings of an equity mutual fund totaling $52,000 in the second quarter of 2004, while no securities sales occurred in the same period of 2003.

Non-interest expense increased by $97,000 to $2.2 million in the current quarter compared to $2.1 million in the same period of 2003. Included in this variance is a $95,000 increase in employee salaries and benefits, reflecting increases in the cost of the Company's ESOP retirement plan, as well as increased staffing levels to accommodate new banking products.,(32 k legal, 32 K ATM fees, 15K audits and consulting) ESOP expense is calculated using the fair market value of the Company's stock price. Increases in our stock price caused the ESOP expense for the current quarter to grow to $104,000 from $68,000 in the same period last year.

Income tax expense for the second quarter of 2004 increased to $381,000 from $322,000 in the same period of 2003, due to the increase in pre-tax income and non-deductible ESOP expense in the current quarter.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 20043 and 2003

General

Net income for the Company for the six-month periods ended June 30, 2004 and June 30, 2003 was $1.1 million or $0.27 per diluted share. Year to date net interest income before loan loss provision was $5.6 million for both periods. The provision for loan losses recorded in the six months ended June 30, 2004 was $125,000 as compared to $250,000 for the same period of 2003. Non- interest income and non-interest expense were $869,000 and $4.6 million for the six months ended June 2004, as compared to $545,000 and $4.2 million for the first half of last year.

Net Interest Income

Net interest income before loan loss provision for the six months ended June 30, 2004 decreased by $49,000 or 0.9% as compared to the first half of 2003. This decrease is due to downward pressure on prevailing market interest rates throughout the past year, resulting in net interest margin on a tax equivalent basis of 4.68% for the first half of 2004, versus 4.86% for the same period of the prior year.

Interest Income

Interest income decreased by $334,000 to $7.1 million for the six-month period ended June 30, 2004 from $7.5 million for the six months ended June 30, 2003. Interest income on loans grew to $6.6 million from $6.5 million in the first half of 2003. Average loans increased from $188.9 million for the six-month period ended June 30, 2003 to $212.4 million for the same period in 2004, primarily due to growth in the residential lending area. Yields on loans decreased from 6.92% for the first half of 2003 to 6.22% for the first six months of 2004, reflecting decreases in prevailing market rates. Interest income on securities decreased $380,000 from June 30, 2003 to $491,000 for the six-month period ended June 30, 2004 principally due to a decrease in outstanding investment balances of $15.2 million, or 36.4%. Interest income on other short-term investments, including federal funds dropped to $30,000 for the six months ended June 30, 2004 from $52,000 for the comparable period in 2003 as a result of a decrease in average federal funds holdings from $9.0 million to $7.6 million, as well as a decrease in yields from 1.16% to 0.80% over the two periods.

Interest Expense

Interest expense decreased by 15.6% from $1.8 million for the six-month period ended June 30, 2003 to $1.5 million for the six-month period ended June 30, 2004. This decrease is almost entirely driven by a decline in the cost of deposits from 1.87% for the first six months of 2003 to 1.40% for the same period of 2004. The average balance of interest-bearing deposits grew to $177.4 million at June 30, 2004 from $168.9 million a year ago primarily due to the Company's successful introduction of several new demand deposit products in the latter half of 2003. Average borrowed funds grew to $17.1 million from $14.2 million, utilized primarily as a source of loan funding.

Provision for Loan Losses

The Company recorded a $125,000 provision for loan losses in the six-month period ended June 30, 2004 as compared to $250,000 in the first half of 2003. The decrease in the provision for loan losses reflects improved asset quality in the current year. Additionally, a higher level of provision in the prior year was necessitated by higher loan charge-offs in the first quarter of 2003.

In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company's market area, which can impact the inherent risk of loss in the Company's loan portfolio. As a result of these factors, management determined that a provision of $125,000 was appropriate.

Non-interest Income and Non-interest Expense

The increase in non-interest income of $334,000 for the first six-months of 2004 is primarily due to a current year increase in service fee income of $215,000 over 2003 levels principally related to the introduction in the past year of a comprehensive high performance checking program as well as gains recognized on sales of securities sold in 2004 totaling $98,000.

The $378,000 increase in non-interest expense was primarily attributable to an increase of $223,000 in wages and benefits from $2.4 million for the six-month period ended June 30, 2003 to $2.6 million for the first half of 2004 occurring for the same reasons noted above in the discussion of the three-month periods ended June 30, 2004 and 2003. The remainder of the increase in non-interest expense is attributable to higher system operating costs incurred due to the Company's mid-2003 core system conversion as well as promotional expenses incurred to expand product offerings.

Income Tax Expense

Income tax expense increased to $633,000 for the six-month period ended June 30, 2004 from $590,000 for the six-month period ended June 30, 2003, due to higher pre-tax earnings and an increase in permanent tax differences related to the Company's retirement benefit plans.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $26.2 million. At June 30, 2004, the Bank had $2.0 million in outstanding borrowings on this line of credit, and outstanding advances and amortizing notes totaling $16.3 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the quarter ended June 30, 2004, the Company originated loans of approximately $20.9 million, an increase of 8.3% over the approximately $19.3 million of loans originated in the second quarter of 2003. The company purchased $244,000 of FHLB stock in the second quarter of 2004, versus securities purchases of $126,000 in the same quarter of 2003.

At June 30, 2004, the Company had loan commitments to borrowers of approximately $14.7 million, and available letters and lines of credit of approximately $10.9 million.

Time deposit accounts scheduled to mature within one year were $48.4 million at June 30, 2004. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At June 30, 2004, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at June 30, 2004 was $35.6 million and $27.9 million, respectively, or 13.2% and 10.55% of adjusted assets, respectively. In order to be classified as "well-capitalized" by the OTS, the Bank is required to have leverage (Tier 1) capital of $13.2 million, or 5.0% of adjusted assets. In addition, to be classified as well-capitalized, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2004, the Bank had a total risk-based capital ratio of 11.38%.

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

Item 3. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Small Business issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company's common stock during the quarter ended June 30, 2004.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2004 through April 30, 2004	-	-	-	278,966
May 1, 2004 through May 31, 2004	10,000	$32.10	10,000	268,966
June 1, 2004 through June 30, 2004	-	-	-	268,966
Total	10,000	$32.10	10,000	268,966

On July 29, 2002, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 436,465 shares. The repurchase program will continue until completed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders ("Meeting") on May 5, 2004. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to the shareholders and the tabulation for votes for each proposal is as follows:

    Election of three directors to serve for a three-year term on the Board of Directors.

The number of votes cast with respect to this matter was a follows:

Nominee For Withheld Broker Non-Votes

Bruce R. Engelbert 4,073,228 2,874 -

David C. Grow 3,197,667 81,241 -

T. Richard Leidig 4,073,228 2,874 -

The following directors' terms continued after the meeting: Kirk B. Hinman, Charles M. Sprock, Michael J. Valentine, Richard H. McMahon and Marion C. Scoville.

2. Ratification of the appointment of Crowe Chizek LLP as independent auditors for the fiscal year ended December 31, 2004.

The number of votes cast with respect to this matter was as follow:

For Withheld Abstain Broker Non-Votes

4,069,795 2,939 3,367 -

    Increase in the authorized common shares from 5,000,000 to 10,000,000.

For Withheld Abstain Broker Non-Votes

4,054,219 19,016 2,866 -

Item 5. Other Information

    None.

    None.

Item 6. Exhibits and Reports on Form 8-K
    Exhibits:

    31.1 Rule 13a-14(a)/15d 14(a) Certifications.

    32.1 Section 1350 Certifications.

    Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K with the SEC during the second quarter of 2004:

On April 30, 2004, the Company filed with the SEC a Current Report on Form 8-K, dated April 27, 2004, furnishing to the SEC a press release announcing the Company's earnings for the quarter ended March 31, 2004 and completion of the Bank's and Rome MHC's conversions from state to federal charters.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rome Bancorp, Inc.

Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 9, 2004
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	August 9, 2004