Form 10QSB
period 2004-09-20
ROME BANCORP INC
filed 2004-11-08
CIK 1088144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Outstanding at

Class November 9, 2004

Common Stock, par value $.0067 4,229,546

Transitional Small Business Disclosure Format (check one): Yes No X_

ROME BANCORP, INC.

FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

September 30, 2004 and December 31, 2003

(in thousands, except share data)

	September 30,	December 31,
	2004	2003
Assets	(unaudited)	(audited)

Cash and due from banks	$ 5,682	$ 5,671
Federal funds sold and other short-term investments	1,446	8,384
Total cash and cash equivalents	7,128	14,055
Securities available for sale, at fair value	18,766	26,328
Securities held to maturity (fair value of $2,149 and $2,844
at September 30, 2004 and December 31, 2003, respectively)	2,134	2,790
Loans	225,478	209,465
Less: Allowance for loan loss	1,911	1,809
Net loans	223,567	207,656
Premises and equipment, net	4,582	4,699
Accrued interest receivable	1,143	1,205
Other assets	4,891	5,206
Total assets	$ 262,211	$ 261,939

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$ 26,971	$ 27,054
Savings	95,275	91,659
Money market	7,984	7,914
Time	68,759	70,799
Other interest bearing	8,586	5,764
Total deposits	207,575	203,190
Borrowings	15,080	18,090
Other liabilities	3,968	4,020
Total liabilities	226,623	225,300

Shareholders' equity
Common Stock, $.00667 par value; authorized: 10,000,000 shares;
issued: 5,000,000 shares; outstanding 4,227,086 shares at
September 30, 2004 and 4,285,338 shares at December 31, 2003	33	33
Additional paid-in capital	10,550	10,250
Retained earnings	34,133	33,255
Treasury stock, at cost (772,914 shares at September 30, 2004 and
714,662 shares at December 31, 2003)	(8,992)	(6,992)
Accumulated other comprehensive income	478	793
Unallocated shares of employee stock ownership plan (ESOP); 123,314
shares at September 30, 2004 and 133,313 shares at December 31, 2003	(575)	(622)
Unearned compensation	(39)	(78)
Total shareholders' equity	35,588	36,639
Total liabilities and shareholders' equity	$ 262,211	$ 261,939

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2004 and 2003

in thousands, except share data)

(unaudited)
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income:
Loans	$ 3,392	$ 3,312	$ 9,993	$ 9,846
Securities	206	387	696	1,258
Other short-term investments	5	38	36	90
Total interest income	3,603	3,737	10,725	11,194

Interest expense:
Deposits	620	746	1,862	2,327
Borrowings	130	161	425	406
Total interest expense	750	907	2,287	2,733

Net interest income	2,853	2,830	8,438	8,461

Provision for loan losses	200	-	325	250
Net interest income after provision for loan losses	2,653	2,830	8,113	8,211

Non-interest income:
Net gain (loss) on securities	28	(948)	126	(948)
Other	425	308	1,196	843
Total non-interest income (loss)	453	(640)	1,322	(105)

Non-interest expense:
Salaries and employee benefits	1,250	1,331	3,871	3,720
Building, occupancy and equipment	413	293	1,190	1,010
Other	611	670	1,785	1,744
Total non-interest expense	2,274	2,294	6,846	6,474

Income (loss) before income tax expense	832	(104)	2,589	1,632
Income tax expense (benefit)	293	(49)	926	541
Net income (loss)	$ 539	$ (55)	$ 1,663	$ 1,091
Basic earnings (loss) per share	$ 0.13	$ (0.01)	$ 0.41	$ 0.26
Diluted earnings (loss) per share	$ 0.13	$ (0.01)	$ 0.40	$ 0.26

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2004 and 2003

(in thousands, except share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income (loss)	$ 539	$ (55)	$ 1,663	$ 1,091
Other Comprehensive Income (loss), net of tax (Note 3)	(109)	511	(315)	560
Comprehensive Income	$ 430	$ 456	$ 1,348	$ 1,651

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For Nine Months Ended September 30, 2004

(in thousands, except share and per share data)(unaudited)

						Accumulated
		Additional				other	Unallocated
	Common	paid-in	Retained		Treasury	comprehensive	ESOP	Unearned
	Stock	Capital	earnings		Stock	income(loss)	shares	compensation	Total

Balances at December 31, 2003	$ 33	$10,250	$33,255	$	$ (6,992)	$793	$(622)	$(78)	$36,639
Comprehensive income:
Net Income	-	-	1,663		- -	-	- -	-	1,663
Other comprehensive income(loss)	-	-	-		- -	(315)	- -	-	(315)
Total comprehensive income									1,348
Purchase of 62,352 treasury shares	-	-	-		(2,046)	-	-	-	(2,046)
Amortization of Unearned Compensation	-	-	-		- -	-	- -	39	39
Dividends paid ($0.373 per share)	-	-	(760)		- -	-	- -	-	(760)
Exercise of stock options	-	39	(25)		46	-	-	-	60
ESOP shares released for
allocation (9,999 shares)	-	261	-		-	-	47	-	308

Balances at September 30, 2004	$ 33	$10,550	$34,133	$	$ (8,992)	$478	$(575)	$(39)	$35,588

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(unaudited) (in thousands)
	2004	2003
Cash flows from operating activities:
Net income	$ 1,663	$ 1,091
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	373	289
Decrease (increase) in accrued interest receivable	62	(25)
Net (gain) loss on securities	(126)	948
Provision for loan losses	325	250
Net loss (gain) on sales of real estate owned	42	(6)
Net accretion on securities	15	38
(Decrease) increase in other liabilities	(52)	405
Decrease (increase) in other assets	363	(925)
Gain on sale of loans	-	(39)
Allocation of ESOP shares	308	207
Amortization of Unearned Compensation	39	39
Net cash provided by operating activities	3,012	2,272

Cash flows from investing activities:
Net increase in loans	(16,323)	(21,622)
Proceeds from sale of education loans	-	1,305
Proceeds from sales of securities available for sale	1,691	2,332
Proceeds from maturities and principal reductions of
Securities available for sale	5,680	5,614
Purchases of securities available for sale	(3)	(125)
Purchases of securities held to maturity	(100)	(269)
Net (purchase) redemption of Federal Home Loan Bank stock	(198)	34
Proceeds from maturities and principal reductions of
Securities held to maturity	733	205
Proceeds from sales of real estate owned	247	61
Net additions to premises and equipment	(256)	(1,219)
Net cash used in investing activities	(8,529)	(13,684)

Cash flows from financing activities:
Decrease in time deposits	(2,040)	(261)
Increase in other deposits	6,425	10,808
Increase in borrowings	2,000	8,500
Repayments of borrowings	(5,010)	(1,994)
Purchase of treasury stock	(2,046)	(682)
Dividends paid	(760)	(922)
Exercise of stock options	21	12
Net cash (used in) provided by financing activities	(1,410)	15,461

Net (decrease) increase in cash and cash equivalents	(6,927)	4,049
Cash and cash equivalents at beginning of period	14,055	15,698

Cash and cash equivalents at end of period	$ 7,128	$ 19,747

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

(unaudited) (in thousands)

	2004	2003
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	$ 87	-
Change in securities purchased and not settled	-	-
Cash paid during the period for:
Interest	2,311	$ 2,717
Income taxes	549	845

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by ("GAAP") for complete financial statements. The preparation of financial statements in conformity with ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

  Earnings (Loss) Per Share

The following summarizes the computation of earnings (loss) per share for the three and nine month periods ended September 30, 2004 and 2003.

(in thousands, except share and per share data)

Three months ended Nine months ended

September 30 September 30

	2004	2003	2004	2003
Basic (loss) earnings per share:
Income (loss) available to common shareholders	$ 539	$ (55)	$ 1,663	$ 1,091
Weighted average basic shares outstanding	4,087	4,112	4,096	4,119

Basic earnings (loss) per share	$ 0.13	$ (0.01)	$ 0.41	$ 0.26

Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$ 539	$ (55)	$ 1,663	$ 1,091
Weighted average basic shares outstanding	4,087	4,112	4,096	4,119
Effect of dilutive securities:
Stock options*	96	-	99	107
Unearned compensation*	5	-	9	11
Weighted average diluted shares outstanding	4,188	4,112	4,204	4,237

Diluted earnings (loss) per share	$ 0.13	$ (0.01)	$ 0.40	$ 0.26

* - The effect of stock options and unearned compensation were not included for the three months ended September 30, 2003 as the amounts were anti-dilutive.

  Other Comprehensive Income (Loss)

  Three months ended Nine months ended

  September 30, September 30,

	2004	2003	2004	2003
Net change in unrealized gain (loss) on
available-for-sale securities arising during the period	$ (154)	$ (96)	$ (399)	$ (15)
Reclassification adjustment for net realized (gain) loss included in net income (loss)	(28)	948	(126)	948
Other comprehensive income (loss), before tax	(182)	852	(525)	933
Deferred tax expense (benefit)	(73)	341	(210)	373
Other comprehensive
income (loss), net of tax	$ (109)	$ 511	$ (315)	$ 560

  Asset Impairment Charge

  During the third quarter of 2003, in connection with its ongoing review of long term asset values, the Company determined that its investment in a blue chip mutual fund had been other than temporarily impaired, as defined by ("GAAP") . Accordingly, an impairment charge of $1.0 million (pre-tax) was recorded to lower the carrying value of this security to the current fair market value of $5.1 million. This charge reduced 2003 third quarter and year to date net earnings by $636,000, or $0.15 per diluted share. As this investment is classified as an available for sale security, stockholders' equity had already been reduced by the amount of the unrealized loss, net of taxes. The "other than temporary" write-down does not necessarily mean that the value has been permanently lost. The fair market value of the security may increase or decrease on a going forward basis and has, in fact, increased since the impairment charge was recognized.

  Stock-Based Compensation

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for its Stock Option Plan. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards ("SFAS") No. 123 requires companies not using a fair value based method of accounting for stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied.

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

  Pro forma disclosures for the Company for the periods ended September 30, 2004 and 2003 utilizing the estimated fair value of the options granted and an assumed 5% forfeiture rate are as follows:

  (in thousands, except per share data)

  Three months ended Nine months ended

  September 30, September 30,

	2004	2003	2004	2003

Net income (loss):
As reported	$ 539	$ (55)	$ 1,663	$ 1,091
Add: Stock based compensation expense included in net
income, net of related tax expense	8	8	24	24
Deduct: Total stock based compensation expense
Determined under fair value method, net of related
tax expense	(17)	(17)	(51)	(51)
Pro forma	$ 530	$ (64)	$ 1,636	$ 1,064

Basic earnings (loss) per share:
As reported	$ 0.13	$ (0.01)	$ 0.41	$ 0.26
Pro forma	$ 0.13	$ (0.02)	$ 0.40	$ 0.26

Diluted earnings (loss) per share:
As reported	$ 0.13	$ (0.01)	$ 0.40	$ 0.26
Pro forma	$ 0.13	$ (0.02)	$ 0.39	$ 0.25

  Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the effect on reported net income and earnings per share for the periods ended September 30, 2004 and 2003 may not be representative of the effects on reported net income or earnings per share for future periods.

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

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Substantially all commitments to extend credit, if exercised, will represent loans secured by real estate. At September 30, 2004 and 2003 the Company was committed to originate mortgage and other loans of approximately $13.1 million and $19.8 million, respectively. Commitments under unused lines of credit and letters of credit were approximately $11.8 million at September 30, 2004, as compared to $9.0 million at September 30, 2003.

(6) Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension cost consisted of the following:

Three and nine months ended September 30,

(in thousands)

	Three months		Nine Months
Components of net periodic pension cost:	2004	2003	2004	2003
Service cost	$ 0	$ 12	$ 0	$ 36
Interest cost	108	112	324	336
Expected return on plan assets	(160)	(145)	(480)	(435)
Curtailment charge	-	8	-	24
Amortization	20	27	60	81

Net periodic pension cost	$ (32)	$ 14	$ (96)	$ 42

The components of net postretirement benefit cost consisted of the following:

Three and nine months ended September 30,

(in thousands)

	Three months		Nine Months
Components of net postretirement benefit cost:	2004	2003	2004	2003
Service cost	$ 8	$ 7	$ 24	$ 21
Interest cost	36	34	108	102
Expected return on plan assets	-	-	-	-
Curtailment charge	-	-	-	-
Amortization	-	-	-	-

Net postretirement benefit cost	$ 44	$ 41	$ 132	$ 123

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

Due to their conversions to federal charters, the Bank, as a federal savings bank, and the MHC, as a federal mutual holding company, are regulated by the OTS. The Company has remained a Delaware-chartered holding company but is now regulated by the OTS as a savings and loan holding company. The charter conversions allow, among other things, the MHC to waive the receipt of dividends paid by the Company and reduce the number of regulators of the organization from three to two.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statements

Statements included in this discussion and in future filings by Rome Bancorp, Inc. (the "Company") with the Securities and Exchange Commission, in Rome Bancorp press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp's actual results, and could cause Rome Bancorp's actual financial performance to differ materially from that expressed in any forward-looking statement: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; (6) competitors may have greater financial resources and developed products that enable such competitors to compete more successfully than the Company; and (7) adverse changes may occur in the securities markets or with respect to inflation. The foregoing list should not be construed as exhaustive, and Rome Bancorp disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision (the "OTS") as a savings and loan holding company, whose sole business is conducted by its wholly owned subsidiary, The Rome Savings Bank (the "Bank"). The Bank's principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in the state of New York. The Bank also invests in long and short-term marketable securities and other liquid investments. Following its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

Overview

The Bank's results of operations depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and investments and the interest it pays on its deposits and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-bearing assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Bank's operations are also affected by non-interest income, such as service fees and gains and losses on sales of securities, the provision for loan losses and non-interest expense such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. Financial institutions in general, including the Bank, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and funds availability. The Bank's operations and lending are principally concentrated in the Central New York area, therefore its operations and earnings are influenced by the economics of the area in which it operates. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Bank's primary market area.

Net income for the third quarter of 2004 was $539,000 as compared to a loss of $55,000 for the same period of the prior year. The significant factors and trends impacting the third quarter of 2004, which are discussed in greater depth below, were as follows:

    During the quarter ended September 30, 2004, the Company recorded gains on securities sales of $28,000. Comparatively, in the third quarter of 2003, a loss on securities of $948,000 was recorded, primarily due to a $1.0 million impairment charge taken against the book value of the Company's investment in a large-cap equity fund.

    Net interest income before loan loss provision was $2.9 million in the current quarter, up from $2.8 million in the quarter ended September 30, 2003. Interest income was $3.6 million for the current quarter, compared to $3.7 million for the same period last year. Interest expense decreased to $750,000 for the quarter ended September 30, 2004 from $907,000 for the third quarter of 2003. The decrease in both interest income and expense is indicative of the overall decline in most prevailing market interest rates.

    Other non-interest income, excluding securities gains and losses, increased $117,000 over third quarter 2003 levels due to an increase in customer fee income, primarily derived from the high performance checking program initiated in late 2003.

    The Company's provision for loan losses was $200,000 in the quarter ended September 2004, while no provision was recorded in the same period of the prior year. Management determined that the current quarter's provision was appropriate due to continued growth of the loan portfolio and to cover charge-offs of non-performing loans.

    Income tax expense for the three months ended September 30, 2004 increased to $293,000 from a credit of $49,000 for the same quarter last year, due to increases in pre-tax earnings.

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

Comparison of Financial Condition at September 30, 2004 and December 31, 2003:

Total assets at September 30, 2004 were $262.2 million, up slightly from $261.9 million at December 31, 2003. Cash and federal funds decreased by $7.0 million at September 30, 2004 from $14.1 million at December 31, 2003 to $7.1 million at September 30, 2004, while securities decreased by $8.2 million from $29.1 million to $20.9 million during the period. The decrease in securities was attributable to the sale of three securities totaling $1.6 million, as well as maturities in the investment portfolio. The cash proceeds of the sales and maturities of investments were utilized to fund increases in the Company's loan portfolio and purchases of treasury stock.

The Company's net loan portfolio increased by $15.9 million, or 7.7%, during the first nine months of 2004 from $207.7 million at December 31, 2003 to $223.6 million at September 30, 2004. During the first three quarters of 2004, the Company originated approximately $56.5 million of loans. The majority of the growth in the loan portfolio in 2004 has been in the residential mortgage area. This growth is attributable to both the Company's emphasis on marketing these products and continued low interest rates. Asset quality improved over the same period, as non-performing loans as a percentage of total loans declined to 0.39% at September 30, 2004 from 0.67% at December 31, 2003. In addition, the allowance for loan losses as a percent of non-performing loans increased to 217.9% at September 30, 2004, as compared to 128.7% at December 31, 2003.

Total deposits increased by 2.2% from $203.2 million at the 2003 year-end to $207.6 million at September 30, 2004. The overall increase in deposits is primarily attributable to increases in savings, money market, and other interest bearing accounts partially offset by decreases in time deposits and non-interest bearing deposits. Savings deposits increased $3.6 million or 3.9% from $91.7 million at December 31, 2003 to $95.3 million at September 30, 2004. Other interest bearing deposits increased $2.8 million or 49.0% from $5.8 million at December 31, 2003 to $8.6 million at September 30, 2004. This increase is primarily due to the introduction of several new consumer demand deposit offerings. Non-interest bearing deposits declined by $83,000, or 0.3%, as some consumers shifted their demand deposits to the newly introduced interest bearing offerings. Money market account balances increased by $70,000, or 0.9% during the first nine months of the current year. Time deposits decreased $2.0 million or 2.9% as consumers remained hesitant to commit to the current low rates available in the marketplace.

Shareholders' Equity

Shareholders' equity decreased to $35.6 million at September 30, 2004 from $36.6 million at December 31, 2004. During the first nine months of 2004, the Company repurchased 62,352 shares of its common stock at a cost of $2.0 million. Cash dividends paid in the nine months ended September 30, 2004 in the amount of $0.373 per common share totaled $760,000.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2004 and 2003

General

During the three months ended September 30, 2004, the Company recorded net income of $539,000 as compared to a net loss of $55,000 for the third quarter of 2003. The increase in net income is comprised of an increase in non-interest income of $1.1 million, an increase in net interest income before loan loss provision of $23,000 and a decrease in non-interest expense of $20,000, partially offset by an increase in loan loss provision of $200,000 and a $342,000 increase in income tax expense.

Diluted earnings per share increased to $0.13 per diluted share for the three months ended September 30, 2004 in comparison to a loss of $0.01 per diluted share for the same quarter of 2003. The increase in earnings per share was the result of the above referenced increase in third quarter net income as well as a decrease in the diluted shares outstanding. Diluted shares outstanding declined to 4,188,364 in comparison to 4,235,354 for the three months ended September 30, 2003 primarily as a result of the Company's stock repurchase program, which was approved by the Board of Directors on July 29, 2002. This repurchase program authorized the Company to repurchase 436,465 shares of its common stock. To date, the Company has repurchased 177,500 shares, 62,352 of which were purchased in the current fiscal year.

Net Interest Income

Net interest income before loan loss provision for the quarter ended September 30, 2004, increased by $23,000 or 0.8% as compared to the same quarter of 2003. This increase is attributable to a shift in the Company's earning assets to higher yielding assets as well as a decrease in the Company's cost of borrowings. Accordingly, net interest margin on a tax equivalent basis increased to 4.65% for the third quarter of 2004, versus 4.57% for the same quarter of the prior year.

Interest Income

Interest income decreased to $3.6 million for the quarter ended September 30, 2004 from $3.7 million for the same quarter of 2003. The decrease in interest income was attributable to the continued decline in market interest rates on interest-earning assets, partially offset by a reallocation of assets from cash and securities to the loan portfolio. Interest income earned on loans increased by $79,000, or 2.4%, as a result of growth in the loan portfolio, partially offset by a decline in loan yields. Average loan balances for the third quarter of 2004 were $223.2 million, an increase of $26.6 million over the average loan balances for the third quarter of 2003. The yield on the Company's loan portfolio for the quarter ended September 30, 2004 was 6.05% in comparison to a yield of 6.70% for the same period of 2003. Interest income on securities declined $181,000 from $387,000 for the quarter ended September 30, 2003 to $206,000 for the quarter ended September 30, 2004. Comparatively, the average balance of securities declined by $15.6 million, or 41.3%, from the third quarter of 2003 to $22.2 million for the current quarter and the tax equivalent yield on the Company's securities decreased from 4.64% to 4.51% for the same periods, respectively. Finally, interest income on other short-term investments, including federal funds sold and other interest bearing deposits declined by $33,000 to $5,000 for the quarter ended September 30, 2004 from the same quarter in 2003 primarily due to decrease in the balance of these holdings.

Interest Expense

Interest expense decreased from $907,000 in the quarter ended September 30, 2003 to $750,000 for the same quarter of 2004. Interest expense on deposits declined from $746,000 for the quarter ended September 30, 2003 to $620,000 for the quarter ended September 30, 2004, reflecting a decrease in the average cost of interest bearing deposits from 1.68% to 1.36% for the third quarters of 2003 and 2004, respectively. Outstanding average interest bearing deposits for the quarter ended September 30, 2004 increased by $4.3 million, or 2.4%, over the same period a year earlier. The decline in the average cost of deposits was consistent with the decline in market rates. Interest expense on borrowed funds decreased to $130,000 for the quarter ended September 30, 2004 from $161,000 for the comparative quarter of 2003 due to a decrease of $5.3 million in average outstanding borrowings in the third quarter of 2004 as compared to the same period last year. The decrease in outstanding borrowings was attributable to monthly contractual loan repayments on FHLB borrowings.

Provision for Loan Losses

The Company recorded a provision for loan losses of $200,000 in the third quarter of 2004 versus no provision in the same quarter of 2003. Management determined that the current quarter's provision was appropriate due to continued growth of the loan portfolio and to cover charge-offs of non-performing loans in the normal course of business. Third quarter net loan charge-offs totaled $102,000 and were comprised of numerous small consumer loans. Asset quality has continued to improve during the current quarter with the allowance for loan losses as a percent of loans of 0.85% and the allowance for loan losses as a percent of non-performing loans of 217.9% at September 30, 2004, as compared to 0.86% and 128.7%, respectively, at December 31, 2003. Non-performing loans as a percent of loans decreased to 0.39% at September 30, 2004 from 0.67% at year end 2003.

In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company's market area, which can impact the inherent risk of loss in the Company's loan portfolio. As a result of these factors, management determined that a provision of $200,000 was appropriate.

Non-Interest Income and Non-Interest Expense

Non-interest income grew by $1.1 million to $453,000 in the third quarter of 2004 from a loss of $640,000 in the same period of 2003. This increase is primarily attributable to securities gains realized in the current quarter versus a net securities loss recorded in the prior year third quarter. The net loss on securities in the third quarter 2003 primarily was due to an impairment charge on equity securities of $1.0 million, partially offset by gains on the sale of two securities totaling $93,000. During the third quarter of 2003, in connection with its ongoing review of asset values, the Company determined that its investment in a large blue chip mutual fund had been other than temporarily impaired, as defined by accounting principles generally accepted in the United States of America. Accordingly, an impairment charge of $1.0 million (pre-tax) was recorded to lower the book value of this security to the current fair market value of $5.1 million. This charge reduced 2003 third quarter and year to date net earnings by $636,000, or $0.15 per diluted share. Conversely, in the current quarter, the Company realized a gain of $28,000 on the sale of a portion of this equity fund.

Other non-interest income, which is primarily comprised of service charges and fees, income increased to $425,000 for the quarter ended September 30, 2004 from $308,000 in the same period of 2003. The Company introduced a high performance checking program in the third quarter of 2003 and the majority of the growth in fee revenue is tied to this initiative.

Non-interest expense decreased slightly by $20,000 in the current quarter compared as compared to the same period of 2003. Salaries and benefits decreased by $81,000 or 6.1% primarily due to lower retirement plan costs.,(32 k legal, 32 K ATM fees, 15K audits and consulting) Other non-interest expense decreased by $59,000, primarily attributable to incurring lower outside service charges in the third quarter of 2004 versus the same period of 2003. Partially offsetting these savings, third quarter occupancy costs increased by $120,000 to $413,000 in the current year, principally due to higher equipment operating costs.

Income tax expense for the third quarter of 2004 increased to $293,000 from a credit of $49,000 in the same period of 2003, due to the increase in pre-tax income.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 20043 and 2003

General

Net income for the Company for the nine-months ended September 30, 2004 was $1.7 million or $0.40 per diluted share, as compared to $1.1 million or $0.26 per diluted share for the nine-months ended September 30, 2003. Year to date net interest income before loan loss provision was $8.4 million and $8.5 million for 2004 and 2003, respectively. The provision for loan losses recorded in the nine months ended September 30, 2004 was $325,000 as compared to $250,000 for the same period of 2003. Non- interest income and non-interest expense were $1.3 million and $6.8 million for the nine months ended September 2004, as compared to $(105,000) and $6.5 million for the first three quarters of 2003.

Net Interest Income

Net interest income before loan loss provision for the nine months ended September 30, 2004 decreased by $23,000 or 0.3% as compared to the first nine months of 2003. This decrease is due to downward pressure on prevailing market interest rates throughout the past year, resulting in net interest margin on a tax equivalent basis of 4.67% for the first three quarters of 2004, versus 4.76% for the same period of the prior year.

Interest Income

Interest income decreased by $469,000 to $10.7 million for the nine-month period ended September 30, 2004 from $11.2 million for the nine months ended September 30, 2003. Interest income on loans grew to $10.0 million from $9.8 million in the first nine months of 2003. Average loan balances increased 12.8% from $190.4 million for the nine-month period ended September 30, 2003 to $214.8 million for the same period in 2004, primarily due to growth in the residential lending area. Yields on loans decreased from 6.90% to 6.20% over the same periods, reflecting decreases in most prevailing market rates. Interest income on securities decreased $562,000 from $1.3 million for the three quarters ended September 30, 2003 to $696,000 for the nine-month period ended September 30, 2004 principally due to a decrease in outstanding investment balances of $15.3 million, or 38.0%. Interest income on other short-term investments, including federal funds dropped to $36,000 for the nine months ended September 30, 2004 from $90,000 for the comparable period in 2003 as a result of a decrease in average federal funds holdings from $11.6 million to $6.0 million, as well as a decrease in yields from 1.03% to 0.80% over the two periods.

Interest Expense

Interest expense decreased from $2.7 million for the nine-month period ended September 30, 2003 to $2.3 million for the nine-month period ended September 30, 2004. This decrease is primarily driven by a decline in the cost of deposits from 1.81% for the first nine months of 2003 to 1.39% for the same period of 2004. The average year to date balance of interest-bearing deposits grew to $178.8 million at September 30, 2004 from $171.5 million a year ago primarily due to the Company's successful introduction of several new interest bearing demand deposit products in the latter half of 2003. Average borrowed funds remained fairly constant over the two periods at $16.8 million in the current year to date versus $16.7 million in the first nine months of 2003.

Provision for Loan Losses

The Company recorded a $325,000 provision for loan losses in the nine-month period ended September 30, 2004 as compared to $250,000 in the first half of 2003. Despite strong asset quality, management determined that the current year's provision was appropriate due to the continued growth of the loan portfolio and to cover routine charge-offs of non-performing loans.

In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company's market area, which can impact the inherent risk of loss in the Company's loan portfolio. As a result of these factors, management determined that a provision of $325,000 was appropriate.

Non-interest Income and Non-interest Expense

The Company realized securities gains of $126,000 on four securities sales in the nine months ended September 2004, versus a net loss on securities of $948,000 in the same period of 2003. The net loss on securities for the nine months ended September 30, 2003 was primarily due to an impairment charge on equity securities of $1.0 million, partially offset by gains on the sale of two securities totaling $93,000. During the third quarter of 2003, in connection with its ongoing review of asset values, the Company determined that its investment in a large blue chip mutual fund had been other than temporarily impaired, as defined by generally accepted accounting principles. Accordingly, an impairment charge of $1.0 million (pre-tax) was recorded to lower the book value of this security to the current fair market value of $5.1 million. This charge reduced 2003 year to date net earnings by $636,000, or $0.15 per diluted share.

The increase in other non-interest income of $353,000 for the first nine-months of 2004 is primarily due to a current year increase in service fee income of $327,000 over 2003 levels principally related to the introduction in the past year of a comprehensive high performance checking program.

The year to date $372,000 increase in non-interest expense over 2003 levels was primarily attributable to an increase of $151,000 in wages and benefits and an increase in occupancy costs of $180,000. The increase in wages and benefits is attributable to higher headcount necessitated by the offering of new customer services. The increase in occupancy costs is principally related to higher equipment operating costs due to the Company's core system conversion in mid-2003.

Income Tax Expense

Income tax expense increased to $926,000 for the nine-month period ended September 30, 2004 from $541,000 for the nine-month period ended September 30, 2003, due to higher pre-tax earnings and an increase in permanent tax differences related to the Company's retirement benefit plans.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $26.2 million. At September 30, 2004, the Bank had no outstanding borrowings on this line of credit, and outstanding advances and amortizing notes totaling $15.1 million.

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

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the quarter ended September 30, 2004, the Company originated loans of approximately $24.6 million, an increase of 27.5% over the approximately $19.3 million of loans originated in the third quarter of 2003. The Company purchased $100,000 of securities in the third quarter of 2004, versus securities purchases of $126,000 in the same quarter of 2003.

At September 30, 2004, the Company had loan commitments to borrowers of approximately $13.1 million, and available letters and lines of credit of approximately $11.8 million.

Time deposit accounts scheduled to mature within one year were $47.2 million at September 30, 2004. Based on the Company's deposit retention experience and current pricing strategy, management anticipates that a significant portion of these time deposits will remain with the Company. Management is committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At September 30, 2004, the Company and the Bank exceeded each of the applicable regulatory capital requirements. The Company's and the Bank's leverage (Tier 1) capital at September 30, 2004 was $35.1 million and $28.6 million, respectively, or 13.4% and 10.9% of adjusted assets, respectively. In order to be classified as "well-capitalized" by the OTS, the Company and Bank are each required to have leverage (Tier 1) capital of $13.1 million, or 5.0% of adjusted assets. In addition, to be classified as well-capitalized, the Company and Bank must also have a total risk-based capital ratio of 10.0%. At September 30, 2004, the Company and Bank had a total risk-based capital ratio of 17.8% and 14.4%, respectively.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company's common stock during the quarter ended September 30, 2004.

COMPANY PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
July 1, 2004 through July 30, 2004	-	-	-	268,965
August 1, 2004 through August 31, 2004	10,000	$28.73	10,000	258,965
September 1, 2004 through September 30, 2004	-	-	-	258,965
Total	10,000	$28.73	10,000	258,965

On July 29, 2002, the Company announced that the Board of Directors had approved a share repurchase program which authorized the repurchase of up to 436,465 shares. The repurchase program will continue until completed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

    None.

    None.

Item 6. Exhibits

Exhibits:

31.1 Rule 13a-14(a)/15d 14(a) Certifications.

32.1 Section 1350 Certifications.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rome Bancorp, Inc.

Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 9, 2004
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	November 9, 2004