Form 10KSB
period 2004-12-31
ROME BANCORP INC
filed 2005-03-31
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File No.:  000-27481

ROME BANCORP, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1573070 (I.R.S. Employer Identification No.)

100 W. Dominick Street, Rome, New York 13440-5810
(Address of principal executive offices)
(315) 336-7300
(Issuer’s Telephone Number)

Securities registered under Section 12(g) of the Exchange Act:

Title of Class Common Stock, par value $0.0667 per share	Name of Exchange on which Registered The Nasdaq Stock Market

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X      No ___

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X ]

        The revenues for the issuer’s fiscal year ended December 31, 2004 were $16,270,000.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of a specified date within the last 60 days. On March 04, 2005: $22,282,000.

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Rome Bancorp had 4,229,546 shares outstanding as of March 04, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        The definitive proxy statement pursuant to Regulation 14A to be delivered to the Commission for filing and the 2004 Annual Report to Shareholders for the fiscal year ended December 31, 2004 which has not previously been mailed to the Commission, are incorporated by reference into Parts II and III of this report.

Transitional Small Business Disclosure Format (check one):
Yes           No   X

Forward looking Statements

        Statements included in this Form 10-KSB and in future filings by Rome Bancorp, Inc. with the Securities and Exchange Commission, in Rome Bancorp, Inc. press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp, Inc. wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp, Inc. actual results, and could cause Rome Bancorp, Inc. actual financial performance to differ materially from that expressed in any forward-looking statement: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; (6) competitors may have greater financial resources and developed products that enable such competitors to compete more successfully than the Company; and (7) adverse changes may occur in the securities markets or with respect to inflation. The foregoing list should not be construed as exhaustive, and Rome Bancorp, Inc. disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.	DESCRIPTION OF THE BUSINESS

General

        Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) is a Delaware corporation organized on June 9, 1999 as the stock holding company for The Rome Savings Bank (“Rome Savings”), a federally chartered stock savings bank headquartered in Rome, New York. Rome Bancorp’s principal business is to hold the capital stock of Rome Savings.

        The Rome Savings Bank is a federal stock savings bank and the wholly-owned subsidiary of Rome Bancorp. Rome Savings was originally chartered in 1851 as a New York mutual savings bank. On October 6, 1999, Rome Savings reorganized into a mutual holding company structure.

        On October 15, 2003, the Board of Trustees of Rome, MHC, a New York-chartered mutual holding company and the majority shareholder of Rome Bancorp, and the Boards of Directors of Rome Savings and Rome Bancorp adopted a Plan of Charter Conversion. Pursuant to the Plan of Charter Conversion, Rome MHC established a federal mutual holding company (the “Federal MHC”). Rome MHC was merged with and into the Federal MHC, with the Federal MHC as the surviving entity. Concurrently, Rome Savings exchanged its New York stock savings bank charter for a federal stock savings bank charter (the “Federal Savings Bank”). As a result of the charter conversion, which was completed on April 27, 2004, Rome, MHC and Rome Bancorp became savings and loan holding companies regulated by the Office of Thrift Supervision (the “OTS”) and Rome Savings became a federal savings bank regulated by the OTS.

        On November 11, 2004, the Boards of Directors of Rome, MHC, Rome Bancorp and Rome Savings adopted a Plan of Conversion and Agreement and Plan of Reorganization pursuant to which Rome, MHC would convert to a stock form holding company and its ownership interest in Rome Bancorp would be offered to the public (the “Second-Step Conversion”). On December 7, 2004, Rome Savings formed New Rome Bancorp, Inc., as a Delaware corporation, with the intent that this stock corporation would, as a result of effectuating the steps of the Second Step Conversion, become the new Rome Bancorp, Inc. and parent corporation of Rome Savings. The Plan of Conversion was amended and restated on December 7, 2004, adding New Rome Bancorp as a party. On February 11, 2005 the OTS approved the conversion and stock offering. New Rome Bancorp conducted a subscription and community offering from February 18, 2005 to March 15, 2005 and commenced a syndicated community offering on March 17, 2005. On March 22, 2005, the members of Rome, MHC and the stockholders of Rome Bancorp approved the Amended and Restated Plan of Conversion. The conversion and stock offerings are expected to close before the end of March 2005, or as soon thereafter as possible.

        Rome Savings is a community and customer oriented retail savings bank that offers traditional deposit products, residential real estate mortgage loans and consumer, commercial and commercial real estate loans. In addition, Rome Savings purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities and other investments permitted by applicable laws and regulations. At December 31, 2004, Rome Bancorp had assets of $268.2 million, deposits of $208.8 million and shareholders’ equity of $36.3 million.

Business Strategy

        Our business will be and has been to hold Rome Savings. Our revenues are derived principally from interest on our loans and interest and dividends on our investment securities. Our primary sources of funds are deposits, payments of loan principal and mortgage-backed securities, maturities and calls of investment securities, and funds provided by operations.

Market Area

        Operations are conducted out of our executive office in Rome, New York and three branch offices located in Oneida County, New York, two of which are located in Rome and one in New Hartford, New York. As of June 30, 2004, Rome Savings maintained a 6.62% share of all Oneida County, New York deposits, ranking 5th in size of deposits in Oneida County. Rome Savings also maintained 44.20% market share of all reported funds on deposit in the City of Rome as of June 30, 2004, making it the largest depository institution in Rome.

        Our geographic market area for loans and deposits is principally Oneida County, New York. The local economy is not dependent on one key employer. The principal employment sectors are service-related (excluding financial), wholesale and retail trade, and manufacturing.

        Similar to national trends, most of the job growth currently realized in Oneida County has been in service related industries, and service jobs now account for the largest portion of the workforce. Our market area also includes a growing number of healthcare, engineering, software, and technical firms that have located in Oneida County in order to take advantage of its well-educated work force, including current and former military and defense industry personnel. Rome, New York is located 15 miles west of Utica and approximately 45 miles east of Syracuse. On occasion and depending on market conditions, we also originate loans in the greater New York City metropolitan area, typically through loan participations, and outside of New York State. At December 31, 2004, Rome Savings’ total loan portfolio consisted of

$225.6 million in loans located in the State of New York, while $7.7 million of such loans consisted of loans made outside of New York.

        Our future growth opportunities will be influenced by growth and stability in the regional and statewide economies, other demographic trends and the competitive environment. We believe that Rome Savings has developed lending products and marketing strategies to address the credit-related needs of the residents in our local market area.

Competition

        Rome Savings faces intense competition both in making loans and attracting deposits. New York has a high concentration of financial institutions, many of which are branches of large money center and regional banks which have resulted from the consolidation of the banking industry in New York and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide. For example, Rome Savings does not provide trust or investment services, or credit cards. Customers who seek “one stop shopping” may be drawn to these institutions.

        Competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies, and brokerage and investment banking firms. The most direct competition for deposits has historically come from credit unions, commercial banks, savings banks, and savings and loan associations. Rome Savings faces additional competition for deposits from short-term money market funds, corporate and government securities funds, and from brokerage firms, mutual funds, and insurance companies.

Lending Activities

       General. Rome Savings has a long-standing commitment to originate commercial real estate, commercial and consumer loans in addition to a traditional emphasis on residential lending. We currently retain substantially all of the loans that we originate. In the future, Rome Savings may sell longer term loans into the secondary market. At December 31, 2004, Rome Savings had total loans of $233.3 million, of which $117.6 million, or 50.4%, were one-to-four family residential mortgages. Of residential mortgage loans outstanding at that date, 18% were adjustable-rate mortgage (“ARM”) loans and 82% were fixed-rate loans. The remainder of Rome Savings’ loans at December 31, 2004, amounting to $115.7 million, or 49.6% of total loans, consisted of commercial real estate, commercial loans, and consumer loans. Rome Savings originates commercial real estate and commercial business loans both within and outside of Oneida County, New York. As of December 31, 2004, 22.03% of Rome Savings’ loan portfolio was in commercial real estate loans and 9.22% was in commercial loans. In addition, as of December 31, 2004, 18.35% of Rome Savings’ loan portfolio was in consumer loans. Rome Savings also originates guaranteed student loans.

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

	At December 31,
	2004		2003		2002		2001		2000
		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Mortgage loans:
One to four family	$114,138	48.93%	$96,217	45.94%	$71,687	39.11%	$62,099	36.70%	$62,937	37.57%
Commercial real estate	49,364	21.16%	50,239	23.98	53,530	29.20	49,266	29.12	47,512	28.36
Construction and land	5,469	2.34%	4,197	2.00	1,520.83		2,165	1.28	1,047	0.62
Total mortgage loans	168,971	72.43%	150,653	71.92	126,737	69.14	113,530	67.10	111,496	66.55

Commercial loans	21,507	9.22%	19,171	9.15	16,752	9.14	15,440	9.13	17,815	10.63

Consumer loans:
Automobile	15,529	6.66%	15,780	7.53	17,628	9.62	20,085	11.87	22,248	13.28
Property improvement	12,766	5.47%	9,460	4.52	6,422	3.51	3,018	1.78	2,201	1.31
Education	-	-	-	-	1,451.79		4,523	2.67	4,648	2.78
Other	14,499	6.22%	14,401	6.88	14,304	7.80	12,608	7.45	9,126	5.45
Total consumer loans	42,794	18.35%	39,641	18.93	39,805	21.72	40,234	23.77	38,223	22.82

Total loans	233,272	100.00%	209,465	100.00%	183,294	100.00%	169,204	100.00%	167,534	100.00%

Less: Allowance for loan losses	2,000		1,809		1,730		1,597		1,688
Loans, net	$231,272		$207,656		$181,564		$167,607		$165,846

        Loan Maturity. The following table presents the contractual maturity of our loan portfolio at December 31, 2004. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2004
	Residential Mortgage Loans	Commercial Real Estate Loans	ConsumerLoans	Commercial Loans
				(In thousands)
Amounts due:
Within one year	$ 14	$ 513	$ 1,836	$10,353
After one year:
One to three years	929	6,215	13,472	1,846
Three to five years	2,373	1,078	21,351	2,399
Five to ten years	12,274	9,963	4,096	4,393
Ten to twenty years	51,101	26,991	551	1,286
After twenty years	50,900	6,620	1,488	1,230
Total due after one year	117,577	50,867	40,958	11,154
Total loans	$ 117,591	$51,380	$42,794	$21,507

        The following table presents, as of December 31, 2004, the dollar amount of all loans, due after December 31, 2005, and whether these loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2004
	Fixed	Adjustable	Total
	(In thousands)

Residential mortgage loans	$ 96,265	$21,312	$117,577
Commercial real estate loans	27,912	22,955	50,867
Consumer loans	27,951	13,007	40,958
Commercial loans	6,930	4,224	11,154
Total loans	$ 159,058	$ 61,498	$ 220,556

        The following table presents Rome Savings’ loan originations, purchases, sales, and principal payments for the periods indicated.

	For the Year Ended December 31,
	2004	2003	2002

Total loans:
Balance outstanding at beginning of period	$209,465	$183,294	$169,204

Originations:
Mortgage loans	44,073	54,161	32,250
Commercial and consumer loans	22,610	22,397	25,730
Total originations	66,683	76,558	57,980

Principal repayments:
Mortgage loans	25,717	30,284	18,809
Commercial and consumer loans	16,688	18,095	21,150
Total principal payments	42,405	48,379	39,959

Transfers to foreclosed real estate	87	202	184

Loan sales - guaranteed student loans	-	1,266	3,375

Loans charged off	384	540	372

Balance outstanding at end of period	$233,272	$209,465	$183,294

        Residential Mortgage Lending. Rome Savings emphasizes the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner. As of December 31, 2004, loans on one- to four-family residential properties accounted for $117.6 million, or 50.4%, of Rome Savings’ total loan portfolio. Of residential mortgage loans outstanding on that date, 18.1% were ARM loans and 81.9% were fixed rate loans. Rome Savings may seek to expand its residential lending activities with the proceeds received in the offering primarily through the marketing and sale to the secondary market of longer term fixed-rate mortgage loans. Management of Rome Savings believes that the expansion of Rome Savings’ residential lending will enhance its reputation as a service-oriented institution that meets the needs of its local community.

        Most of Rome Savings’ loan originations are from existing or past customers, members of Rome Savings’ local communities or referrals from local real estate agents, attorneys, and builders. Management of Rome Savings believes that its branch offices could be a significant source of new loan generation.

        Rome Savings’ mortgage loan originations are generally for terms from 10 to 20 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty. Conventional residential mortgage loans granted by Rome Savings customarily contain “due-on-sale” clauses that permit Rome Savings to accelerate the indebtedness of the loan upon transfer of ownership of the mortgage property.

        As of September 2002, Rome Savings’ Board of Directors approved a plan to have residential lending policies and procedures conform to secondary market guidelines. In the future, Rome Savings’ may sell qualifying fixed rate longer term loans into the secondary market, but expects to continue to retain fixed rate loans with maturities of shorter terms. Rome Savings allows residential mortgage loans with a loan to value ratio up to 100%. All mortgages originated with a loan-to-value ratio of 90% or greater have Private Mortgage Insurance (“PMI”) with 25% coverage. Mortgages between 80 and 90% loan to value ratio may require PMI based on credit scores and other financial attributes of the applicants. PMI insurance is not required on loans with an 80% or less loan to value ratio. Rome Savings at times may originate mortgages outside of secondary market guidelines, tailored to the needs of its customers. Commitments issued in these situations are reviewed with the board on a monthly base. Rome Savings also offers residential construction loans to customers in its primary lending market.

        Generally, Rome Savings will make construction loans up to 80% loan to value ratio and up to 90% with PMI. The program allows for mortgagors to receive up to five advances during the construction phase. Rome Savings uses third party board approved inspectors to determine the advance amount and obtains a clear title report prior to making each advance. The loan converts to permanent financing at the end of six months from the initial closing whether the house is completed or not. The interest rate on the permanent financing is locked in at the time of the closing of the construction mortgage. Rome Savings receives at closing, in addition to standard fees and closing costs, up to ¾ of 1% of the loan amount as additional income.

        Rome Savings also offers adjustable-rate mortgage loans with a maximum term of 30 years. Adjustable-rate loans offered by Rome Savings include loans that provide for an interest rate based on the interest paid on U.S. Treasury securities of corresponding terms plus a margin of up to 2.75%. Rome Savings currently offers adjustable-rate loans with initial rates below those which would prevail under the foregoing computations, based upon a determination of market factors and competitive rates for adjustable-rate loans in its market area. For adjustable-rate loans, borrowers are qualified at the initial rate.

        Rome Savings’ adjustable-rate mortgages include limits on increase or decrease in the interest rate of the loan. The interest rate may increase or decrease by a maximum 2.0% per adjustment period with a ceiling rate of 11% over the life of the loan. The retention of adjustable-rate mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

        During the year ended December 31, 2004, Rome Savings originated $7.9 million in adjustable-rate residential mortgage loans and $26.2 million in fixed-rate one-to-four family residential loans. Approximately 4.6% of all residential loan originations during fiscal 2003 were refinancings of loans already in Rome Savings’ portfolio. At December 31, 2004, Rome Savings’ loan portfolio included $21.3 million in adjustable-rate one-to-four family residential mortgage loans, or 9.1% of its total loan portfolio, and $96.3 million in fixed-rate one-to-four family residential mortgage loans, or 41.3% of its total loan portfolio.

        Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2004, our commercial real estate loan portfolio consisted of 174 loans, totaling $51.4 million, or 22.0%, of total loans. Most of the commercial real estate portfolio consists of loans which are collateralized by properties in our normal lending area. To a lesser extent, commercial real estate loans are secured by out of market properties. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.25. Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Rome Savings’ loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk.

        Rome Savings commercial real estate loan portfolio includes $2.0 million of construction loans. From time to time Rome Savings approves commercial construction mortgages. Recognizing the risks inherent to this type of lending, it is Rome Savings’ practice to minimize lending risk by carefully studying project feasibility, developing a detailed knowledge of the borrower/guarantor’s entire business operation, assessing both primary and secondary sources of repayment, and by structuring the credit in a manner appropriate to the project.

        Rome Savings will only consider construction lending where it holds a first position mortgage lien on the subject premises. No construction loan will be advanced without permanent financing approved by Rome Savings or another lender. Commitments from any source other than this bank must be reviewed for capacity and conditions. Rome Savings’ exposure cannot exceed 75% of the project cost. Rome Savings requires that up-front equity requirements be met in cash or free and clear value of the land directly associated with the project. The ratio of projected cash flow versus debt service coverage must equal or exceed 1.25. Construction loans may have interest only payments until completion of the project but not beyond 12 months. Personal guaranties are required of the principals of closely held entities. Funds are disbursed only after proper documentation of work completed. A 5% to 10% retainage is normally required.

        Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At December 31, 2004, our commercial loan portfolio consisted of 395 loans, totaling $21.5 million, or 9.2% of total loans. A portion of Rome Savings’ commercial loans are participation loans. Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate. Whenever possible, Rome Savings collateralizes these loans with a lien on commercial real estate or, alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

        Rome Savings offers commercial services administered by Rome Savings’ commercial loan department that are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases, and the refinancing of existing corporate debt.

        Commercial loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. Rome Savings utilizes the services of an outside consultant to conduct on-site reviews of the commercial loan portfolio to ensure adherence to underwriting standards and policy requirements.

        Consumer Loans. Rome Savings offers a variety of consumer loans. At December 31, 2004, the consumer loan portfolio totaled $42.8 million or 18.3% of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. Rome Savings’ consumer loan portfolio consists primarily of property improvement loans (i.e. , home equity loans and home equity lines of credit) and used automobile loans. To a lesser extent, the consumer loan portfolio also includes:

  new automobile loans;
  recreational vehicles, boats, and conversion vans;
  motorcycles, ATVs, snowmobiles, and equipment loans;
  secured passbook loans;
  unsecured loans;
  education loans; and
  mobile or manufactured home loans.

        Rome Savings expects consumer lending to be an area of steady lending growth, with installment loans continuing to account for the major portion of our consumer lending volume. Automobile loans currently comprise the largest portion at 36.3% of the consumer loan portfolio, which consists primarily of loans for used cars. Rome Savings makes loans secured by deposit accounts up to 90.0% of the amount of the depositor’s savings account balance. Rome Savings also makes other consumer loans, which may or may not be secured. The terms of such loans vary depending on the collateral.

        Rome Savings provides home equity lines of credit for any purpose, using the applicant’s principal residence. The normal loan to value for these lines is 90%, with certain conditions allowing for up to 100%. This product has a ten-year interest-only draw period. During this period, principal reductions are at the applicant’s discretion. At the end of the ten-year period, any outstanding principal balance due is termed out over 15 years with payments to principal with interest monthly. These lines have a variable interest at prime rate. Access to these lines are by customer checks. All closing costs are waived providing that the line remains open for at least three years.

        Rome Savings makes loans for automobiles, both new and used, directly to the borrowers. The term of automobile loans is generally limited to five years. The financial terms of the loans are determined by the age and condition of the collateral. Rome Savings obtains a title lien on the vehicle and collision insurance policies are required on all these loans.

Rome Savings pays a referral fee of no more than $200 to automobile dealers who refer it customers. There is no difference in interest rates and terms for customers who are referred and those who are not.

        Consumer loans are generally originated at higher interest rates than residential mortgage loans but also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. Despite these risks, Rome Savings’ level of consumer loan delinquencies generally has been low. No assurance can be given, however, that Rome Savings’ delinquency rate on consumer loans will continue to remain low in the future, or that we will not incur future losses on these activities.

        Loan Approval Procedures and Authority. Rome Savings’ lending policies are established by its Board of Directors. The policies differ depending on the type of loan involved.

  Residential Mortgage Loans: Once Rome Savings receives a completed application, each mortgage application is presented to the Residential Mortgage Committee (which consists of bank officers) for approval. Loans over $300,000 must also be presented to the Executive Committee or the Lending Committee, which consists of the officers and directors of Rome Savings, for a second approval.

  Commercial Loans and Commercial Mortgage Loans: The maximum commercial loan or commercial mortgage amount is dictated by Rome Savings’ portfolio management guidelines. The total of all credit extended to one borrower may not exceed $5.0 million. The maximum amount of any single loan, or combination of loans secured by the same collateral, is $2.0 million. The total of commercial mortgages and commercial loans by industry may not exceed 8.0% of assets. Rome Savings may not exceed the legal limits of lending to one borrower, currently 15% of stockholders’ equity. Loans to one borrower include group credit. A group credit is broadly defined as any credit, either direct, indirect, or contingent, including unused lines of credit and other commitments by Rome Savings to lend, extended either jointly or severally to individuals, joint ventures, partnerships, corporations, subsidiaries or affiliates, which are commonly controlled or where the credit reliance is similar. The minimum amount for a commercial loan is not specific in policy but loans under $5,000 are unusual. The minimum amount for a commercial mortgage is not specified in policy but mortgages under $25,000 are unusual.

  Two designated vice presidents of Rome Savings each have authority to approve commercial loans up to $400,000 which are secured by liquid collateral. For other commercial loans, each of these officers may approve loans up to $250,000. Rome Savings’ President and Chief Executive Office may approve commercial loans up to $650,000 which are secured by liquid collateral, and all other commercial loans up to $400,000. A combination of any two of these three officers may approve commercial loans up to $800,000 which are secured by liquid collateral. Any two may approve all other commercial loans up to $500,000. Any commercial loan request in excess of the approval authority outlined above must be presented to the bank’s Lending Committee, Executive Committee, or Board of Directors for approval.

  Two designated vice presidents of Rome Savings each have authority to approve commercial mortgages up to $300,000. Rome Savings’ President and Chief Executive Officer has authority to approve commercial mortgages up to $500,000. A combination of any two of these three officers may approve a commercial mortgage up to $700,000. Any commercial mortgage request in excess of the approval authorities outlined above must be presented to Rome Savings’ Lending Committee, Executive Committee, or Board of Directors for approval.

  Consumer Loans: Rome Savings extends consumer loans in amounts starting at a minimum of $1,000, and with no upper limit, other than the portfolio management guidelines. Approvals begin at the interviewer level with various approval authorities ranging from $7,500 to $25,000. Loan requests above these amounts are then addressed up to $100,000 with the Vice President of Consumer Loans, up to $250,000 with the Senior Loan Officer, and up to $450,000 with the President and Chief Executive Officer. Requests above $450,000 are referred to the Lending Committee, Executive Committee, or the Board of Directors.

  Home Equity Lines of Credit: Lines of credit against an applicant’s principal residence extend from $7,500 to $250,000. Approvals for these lines are handled as follows: up to $75,000 by the assistant to the head of the Consumer Lending Department; $100,000 by the Vice President of Consumer Lending or Mortgage Departments; and up to $250,000 by the Senior Loan Officer or Rome Savings’ President and Chief Executive Officer. Any exceptions to the normal parameters are approved by the Lending Committee, Executive Committee, or the Board of Directors.

        Current Lending Procedures. Upon receipt of a completed loan application from a prospective borrower, Rome Savings orders a credit report and verifies certain other information. If necessary, Rome Savings obtains additional financial or credit related information. Rome Savings requires an appraisal for all mortgage loans, including loans made to refinance existing mortgage loans. Appraisals are performed by licensed or certified third-party appraisal firms that have been approved by Rome Savings’ Board of Directors. Rome Savings requires title insurance on all secondary market mortgage loans and certain other loans. Rome Savings requires borrowers to obtain hazard insurance, and if applicable, Rome Savings may require borrowers to obtain flood insurance prior to closing. Available to borrowers is the option to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which Rome Savings makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums, if required.

Asset Quality

        One of Rome Savings’ key operating objectives has been and continues to be maintaining a high level of asset quality. Through a variety of strategies, including, but not limited to, borrower workout arrangements and aggressive marketing of foreclosed properties, Rome Savings has been proactive in addressing problem and non-performing assets. These strategies, as well as Rome Savings’ high proportion of one-to-four family mortgage loans, the maintenance of sound credit standards for new loan originations, and loan administration procedures, have resulted in historically low delinquency ratios and, in recent years, a reduction in non-performing assets. These factors have helped strengthen Rome Savings’ financial condition.

        Collection Procedures. When a borrower fails to make required payments on a loan, Rome Savings takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, Rome Savings’ mortgage servicing department is responsible for collection procedures from the 15th day up to the 120th day of delinquency. A reminder letter requesting prompt payment is sent on the 25th day. A late charge notice is sent at 30 days. At 30 days Rome Savings also attempts to establish telephone contact with the borrower. If no contact is established, progressively stronger collection letters are sent on the 45th and 55th days of delinquency. Late charge notices are sent on the 30th and 60th days of the delinquency. Between the 60th and 90th day of delinquency, if telephone contact has not been established or if there has been mail returned, the collector or his or her assistant makes a physical inspection of the property. When contact is made with the borrower at any time prior to foreclosure, Rome Savings attempts to obtain full payment of the amount delinquent or work out a repayment schedule with the borrower in order to avoid foreclosure. It has been Rome Savings’ experience that most loan delinquencies are cured within 105 days and no legal action is taken.

        Rome Savings sends the “right to cure” foreclosure notice when a loan is approximately 75 days delinquent. This contains a “right to cure” clause that gives the customer the terms that must be met within 30 days of the date the letter is sent in order to avoid foreclosure action. After this letter expires, Rome Savings sends the loan to committee for approval to foreclose. Rome Savings commences foreclosure if the loan is not brought current by the 120th day of delinquency unless specific limited circumstances warrant an exception. Rome Savings holds property foreclosed upon as other real estate owned. Rome foreclosed real estate at its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is brought current, paid in full, or refinanced before the foreclosure sale, Rome Savings either sells the real property securing the loan at the foreclosure sale or sells the property as soon thereafter as practical. The collection procedures for Federal Housing Association (“FHA”) and Veterans’ Administration (“VA”) one-to-four family mortgage loans follow the collection guidelines outlined by those agencies.

        The collection procedures for consumer, commercial, and other loans, include the sending of periodic late notices and letters to a borrower once a loan is past due. Rome Savings attempts to make direct contact with a borrower once a loan is 15 days past due. Rome Savings follows the same collection procedure as mortgages in an attempt to reach individuals by telephone and sending them letters and notices. Supervisory personnel in Rome Savings’ lending area and in its collection area review loans 30 days or more delinquent on a regular basis. If collection activity is unsuccessful after 120 days, Rome Savings may charge off a loan and/or refer the matter to its legal counsel for further collection effort. Loans deemed uncollectible by the Collection Department are proposed for charge-off. All loan charge-offs, regardless of amount, are to be approved by the senior loan officer or the President of Rome Savings. Those charge-offs in excess of $2,500 must be approved by a second senior officer and reported to the Executive Committee or the Lending Committee of Rome Savings at its next scheduled meeting.

        Rome Savings’ policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and Rome Savings’ actions and plans to cure the delinquent status of the loans and to dispose of the real estate.

        Non-performing Assets. Non-performing assets totaled $829,000 and $1.6 million at December 31, 2004 and December 31, 2003, respectively.

        The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccruing loans:
Mortgage loans	$362	$689	$531	$51	$41
Commercial loans	268	513	377	420	1,076
Consumer loans	113	138	148	103	41
Total	743	1,340	1,056	574	1,158
Accruing loans delinquent 90
days or more	86	66	460	181	188
Total non-performing loans	829	1,406	1,516	755	1,346
Foreclosed real estate, net	-	202	55	-	-
Total non-performing assets	$ 829	$1,608	$1,571	$755	$1,346
Non-performing loans to total loans	0.36%	0.67%	0.83%	0.45%	0.80%
Non-performing assets to total assets	0.31%	0.61%	0.63%	0.31%	0.55%

        With the exception of first mortgage loans insured or guaranteed by the FHA or VA or for which the borrower has obtained private mortgage insurance, Rome Savings stops accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. Rome Savings designates loans on which it stops accruing income as non-accrual loans and it reverses outstanding interest that it previously credited. Rome Savings may recognize income in the period that it collects such income, when the ultimate collectibility of principal is no longer in doubt. Rome Savings returns a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. Rome Savings defines non-performing loans as loans that are both non-accruing and accruing loans whose payments are 90 days or more past due.

        We define the population for evaluation of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company’s recorded investment in loans that are considered impaired totaled $268,000 and $284,000 at December 31, 2004 and 2003, respectively. If all non-accrual loans had been current in accordance with their terms during the year ended December 31, 2004 and 2003, interest income on such loans would have amounted to $53,300 and $83,800, respectively. At December 31, 2003, Rome Savings did not have any loans not included above which are “troubled debt restructurings” as defined in SFAS No. 15.

        Allowance for Loan Losses. The following table sets forth activity in Rome Savings’ allowance for loan losses and other ratios at or for the dates indicated.

At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of year	$1,809	$1,730	$1,597	$ 1,688	$1,776
Provision for loan losses	390	510	330	325	650
Charge-offs:
Mortgage loans	47	160	51	37	36
Commercial loans	31	85	32	341	795
Consumer loans	306	295	289	213	153
Total	384	540	372	591	984
Recoveries	185	109	175	175	246
Net charge-offs	199	431	197	416	738
Balance at end of year	$ 2,000	$1,809	$1,730	$1,597	$1,688
Ratio of net charge-offs to average loans outstanding during the period	0.09%	0.22%	0.11%	0.25%	0.49%
Allowance for loan losses as a percent of loans	0.86%	0.86%	0.94%	0.94%	1.01%
Allowance for loan losses as a percent of non-performing Loans	241.25%	128.66%	114.12%	211.52%	125.41%

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

        In addition, various regulatory agencies, as an integral part of their examination process, periodically review our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. These agencies, including the OTS, may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

        For the year ended December 31, 2004, we increased our allowance for loan losses through a $390,000 provision for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses accurately reflects the level of risk in the loan portfolio. In addition to the non-performing loans, management has identified, through normal internal credit review procedures, $12.0 million in “potential problem loans” at December 31, 2004. Payments are current on $9.6 million or 80.0% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. Rome Savings will continue to be aggressive in identifying, monitoring and resolving potential problem loans. See “Management’s Discussion and Analysis — Comparison of Results of Operations for the Years Ended December 31, 2004 and 2003 — Provision for Loan Losses.”

        The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	At December 31,
	2004		2003		2002		2001		2000
		Loans in		Loans in		Loans in		Loans in		Loans in
		Each		Each		Each		Each		Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Mortgage loans:
One-to-four family	$ 236	48.93%	$ 192	45.94%	$ 220	39.11%	$ 222	36.70%	$ 231	37.57%
Commercial real estate	828	21.16	702	23.98	767	29.20	762	29.12	613	28.36
Construction & land	0	2.34	0	2.00	0	0.83	0	1.28	0	0.62
Total mortgage loans	1,064	72 43	894	71.92	987	69.14	984	67.10	844	66.55
Commercial loans	592	9.22	619	9.15	511	9.14	391	9.13	662	10.63
Consumer loans	344	18.35	296	18.93	232	21.72	222	23.77	182	22.82
Total allowance for loan losses	$ 2,000	100.00%	$1,809	100.00%	$1,730	100.00%	$1,597	100.00%	$1,688	100.00%

Investment Activities

        General. The Board of Directors reviews and approves our investment policy on an annual basis. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed by the Treasurer/Chief Financial Officer. The Treasurer reports to the Asset Liability Management Committee and to the Executive Committee monthly.

        Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. In establishing our investment strategies, we consider our interest rate sensitivity, the types of securities to be held, liquidity and other factors. Federal chartered savings banks have authority to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies, obligations of states and municipalities, mortgage-backed securities, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and commercial paper.

        Rome Savings classifies securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. Rome Savings classifies U.S. Government securities and U.S. Government agency securities, as available for sale. These securities predominately have maturities of less than five years although Rome Savings also invests in adjustable rate U.S. Government agency securities with maturities up to 15 years. Rome Savings’ mortgage-backed securities, all of which are directly or indirectly insured or guaranteed by Freddie Mac, Government National Mortgage Association (“GNMA”) or Fannie Mae, consist of both 30 year securities and seven year balloon securities. The latter are so named because they mature (i.e., balloon) prior to completing their normal 30 year amortization. The 30 year mortgage-backed securities are classified as held to maturity while the seven year balloon securities are classified as available for sale.

        Rome Savings also invests in privately insured state and municipal obligations with a maturity of fifteen years or less rated AAA by Moody’s, Standard & Poors, or Fitch. Rome Savings invests in these securities because of their favorable after tax yields in comparison to U.S. Government and U.S. Government Agency securities of comparable maturity. These securities are classified as available for sale. Rome Savings purchases A and AA rated corporate bonds, principally of financial institutions, as means of increasing yields on available for sale investments while minimizing risk. In the past three years, spreads to the comparable three to five year government agency securities, which Rome Savings had typically purchased, has been 15-97 basis points favoring these corporate bonds. Finally, Rome Savings has investments in FHLB stock and other equity securities, which are classified as available for sale. As a result of converting to a federal charter Rome Savings is required to liquidate its equity securities, other than the FHLB stock, over a two-year period.

        The following table presents the composition of our securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

	At December 31,
	2004		2003		2002
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Held to Maturity:
Mortgage-backed securities
GNMA	$ 100	$108	$ 151	$164	$ 220	$242
FNMA	-	-	-	-	-	-
FHLMC	6	6	1,025	1,037	1,054	1,082
U.S. Government securities	1,320	1,313	1,463	1,492	1,262	1,326
Other bonds	197	197	151	151	230	230
Total held to maturity	1,623	1,624	2,790	2,844	2,766	2,880

Available for sale:
U.S. Government agencies	2,244	2,325	3,457	3,593	5,920	6,187
State and Municipal obligations	7,004	7,266	8,654	9,155	9,154	9,792

Mortgage-backed securities
FNMA	126	129	252	244	739	765
FHLMC	840	883	1,447	1,524	4,546	4,750
Corporate bonds	3,024	3,116	6,499	6,798	12,243	12,965
Total available for sale debt securities	13,238	13,719	20,309	21,314	32,602	34,459

Equity securities	2,500	2,672	3,792	4,109	6,582	5,215

FHLB stock	1,103	1,103	905	905	767	767

Total available for sale	16,841	17,494	25,006	26,328	39,951	40,441
Total investment securities	$18,464	$19,118	$27,796	$ 29,172	$42,717	$ 43,321

        Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for Rome Savings’ debt securities at December 31, 2004.

			More Than One Year		More Than Five Years
	One Year or Less		less than Five Years		less than Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	-	-	$597	2.95%	$1,728	3.05%	-	-	$ 2,325	3.02%
State and Municipal obligations (1)	$2,530	6.57%	4,429	6.60%	-	-	$ 307	7.26%	7,266	6.62%
Mortgage-backed securities	68	6.00%	944	5.71%	-	-	-	-	1,012	5.72%
Corporate bonds	1,018	6.26%	2,098	6.05%	-	-	-	-	3,116	6.12%

Held to maturity securities:
U.S. Government securities	100	2.16%	1,220	2.74%	-	-	-	-	1,320	2.70%
Mortgage-backed securities	-	-	54	9.32%	52	9.97%	-	-	106	9.64%
Other	-	-	-	-	8	7.58%	189	5.96%	197	6.02%

Total debt securities	$ 3,716	6.35%	$ 9,342	5.66%	$ 1,788	3.27%	$ 496	6.77%	$15,342	5.59%

(1)     Yields are presented on a tax-equivalent basis.

Deposit Activity and Other Sources of Funds

        General. Deposits, borrowings, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis — Liquidity and Capital Resources.”

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

        When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 67.0% and 65.2% of total deposits on December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, time deposits with remaining terms to maturity of less than one year amounted to $45.9 million and $48.4 million, respectively. See “Management’s Discussion and Analysis — Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2004 and 2003.

        At December 31, 2004, we had $11.0 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$ 2,356
Over three months through six months	2,001
Over six months through 12 months	2,144
Over 12 months	4,494
Total	$ 10,995

        Borrowings. At December 31, 2004 the Company had outstanding borrowings of $18.8 million which were used to fund loan growth. In the future, we expect to continue to utilize borrowings as a funding source and may borrow funds pursuant to repurchase agreements, whereby we sell an asset with an agreement to repurchase it at some future date. We are a member of the Federal Home Loan Bank of New York and have available a line of credit of $26.2 million, of which $4.0 million was drawn at December 31, 2004.

Subsidiary Activities

        Rome Savings has four subsidiaries, 100 On the Mall Corporation, Clocktower Insurance Agency Incorporated, Clocktower Financial Corporation and RSB Capital Inc. 100 On the Mall acts as a manager, and developer of real estate. Its only activity is ownership of Rome Savings’ main office building and premises. Clocktower Insurance owns real estate for future expansion, which is currently being leased to a

Dunkin Donuts franchise adjacent to one of our branch offices. Clocktower Financial Corporation and RSB Capital, Inc. are currently inactive.

Employees

        At December 31, 2004, Rome Savings had 99 full-time and 15 part-time employees. Rome Savings’ employees are not represented by a collective bargaining agreement, and Rome Savings considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

        Rome Savings is a federal savings bank subject to regulation, examination, and supervision by the OTS and is subject to the examination and supervision of the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. Rome Savings is a member of the Bank Insurance Fund (“BIF”), and its deposit accounts are insured up to applicable limits by the FDIC. All of the deposit premiums paid by Rome Savings to the FDIC for deposit insurance are currently paid to the BIF. Rome Savings is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which is one of the 12 regional FHLBs. Rome Savings must file reports with the OTS concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess Rome Savings’ compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. As a savings and loan holding company, we must file certain reports with, and otherwise comply with, the rules and regulations of the OTS and of the Securities and Exchange Commission (“SEC”) under the federal securities laws.

        The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, SEC or the United States Congress, could have a material adverse impact on us, Rome Savings, and our operations and stockholders.

        On April 27, 2004, Rome Savings converted to its federal charter from a New York state banking charter. At this time, Rome, MHC also converted its charter to that of a federal mutual holding company. Rome Bancorp became a savings and loan holding company, rather than a bank holding company, and its federal regulator became the OTS rather than the Board of Governors of the Federal Reserve Board (the “FRB”).

        The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

Regulation Of Federal Savings Associations

        Business Activities. Rome Savings derives its lending and investment powers from the Home Owners’ Loan Act, as amended (“HOLA”), and OTS regulations. Under these laws and regulations, Rome Savings may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Rome Savings may also establish service corporations that may engage in activities not otherwise permissible for Rome Savings, including certain real estate equity investments and securities and insurance brokerage. Rome Savings’ authority to invest in certain types of loans or other investments is limited by federal law.

        Loans to One Borrower. Rome Savings is generally subject to the same limits on loans to one borrower as is a national bank. With specified exceptions, Rome Savings’ total loans or extensions of credit to a single borrower cannot exceed 15% of Rome Savings’ unimpaired capital and surplus, which does not include accumulated other comprehensive income. Rome Savings may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily-marketable collateral. Rome Savings currently complies with applicable loans-to-one borrower limitations.

        QTL Test. The HOLA requires that Rome Savings, as a savings association, to comply with the qualified thrift lender (“QTL”) test. Under the QTL test, Rome Savings is required to maintain at least 65% of its portfolio assets in certain “qualified thrift investments” for at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, Rome Savings’ total assets less the sum of:

  specified liquid assets up to 20% of total assets;
  goodwill and other intangible assets; and
  the value of property used to conduct Rome Savings' business.

        Rome Savings may also satisfy the QTL test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended (the “Code”). Rome Savings met the QTL test at December 31, 2004 and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If Rome Savings fails the QTL test, it must either operate under certain restrictions on its activities or convert to a national charter.

        Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: (i) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; (ii) a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and (iii) a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

        Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights), and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

        At December 31, 2004, Rome Savings met each of its capital requirements, in each case on a fully phased-in basis.

        Capital Distributions. The OTS imposes various restrictions or requirements on Rome Savings’ ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. Rome Savings must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to Rome Savings’ net income for that year plus Rome Savings’ retained net income for the previous two years.

        The OTS may disapprove of a notice of application if:

  Rome Savings would be undercapitalized following the distribution;
  the proposed capital distribution raises safety and soundness concerns;
  the capital distribution would violate a prohibition contained in any statute, regulation, or agreement; or
  our ability to pay dividends, service our debt obligations, and repurchase our common stock is dependent upon receipt of dividend payments from Rome Savings.

        Branching. Subject to certain limitations, HOLA and OTS regulations permit federally-chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available: (i) in states that expressly authorize branches of savings associations located in another state; and (ii) to an association that qualifies as a “domestic building and loan association” under the Code, which imposes qualification requirements similar to those for a qualified thrift lender under HOLA. See “—QTL Test.” The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association’s activities. This authority under HOLA and OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

        Community Reinvestment. Under the Community Reinvestment Act (the “CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to publicly disclose their CRA ratings. Rome Savings received a “Satisfactory” CRA rating in its most recent examination.

        The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs, and other offices.

        Transactions with Related Parties. Rome Savings’ authority to engage in transactions with its affiliates is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the FRA). In general, these transactions must be on terms which are as favorable to Rome Savings as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Rome Savings’ capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Rome Savings. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

        Effective April 1, 2003, the FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B. Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.

        Rome Savings’ authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Rome Savings’ capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by Rome Savings’ Board of Directors.

        Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Rome Savings, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

        Enforcement. The OTS has primary enforcement responsibility over savings associations, including Rome Savings. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

        Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan of compliance or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

        Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that: (i) are secured by real estate; or (ii) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

        Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association’s capital:

  well-capitalized;
  adequately capitalized;
  undercapitalized; or
  critically undercapitalized.

        At December 31, 2004, Rome Savings met the criteria for being considered well-capitalized. When appropriate, the OTS can require corrective action by a savings association holding company under the prompt corrective action provision of federal law.

        Insurance of Deposit Accounts. Rome Savings is a member of the BIF, and Rome Savings pays its deposit insurance assessments to the BIF, as prior to April 27, 2004, Rome Savings was a New York-chartered bank. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund, which ordinarily insures the deposits of federal savings association and state-chartered savings banks.

        Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the quarter ending three months before the beginning of the assessment period. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine risk assessment classifications (i.e, combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

        In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0168% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the BIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

        Federal Home Loan Bank System. Rome Savings is a member of the FHLB of New York, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions: (i) the greater of $1,000 or 0.20% of the member’s mortgage-related assets; and (ii) 4.50% of the dollar amount of any outstanding advances under such member’s advances, collateral pledge and security agreement with the FHLB of New York. Rome Savings, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York in an amount at least equal to 0.12% of the total assets of Rome Savings. Rome Savings is also required to own activity based stock, which is based on 4.45% of Rome Savings’ outstanding advances. These percentages are subject to change by the FHLB. Rome Savings was in compliance with this requirement with an investment in FHLB of New York stock at December 31, 2004 of $1.1 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

        The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, Rome Savings’ net interest income would be affected.

        Under the Gramm-Leach-Bliley Act (the “GLB Act”), membership in the FHLB is now voluntary for all federally-chartered savings associations, such as Rome Savings. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on six-months notice) and Class B (redeemable on five-years notice).

        Federal Reserve System. Rome Savings is subject to provisions of the FRA and the FRB’s regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $42.1 million. The amount of aggregate transaction accounts in excess of $42.1 million are currently subject to a reserve ratio of 10.0%. The FRB regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. Rome Savings is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Rome Savings’ interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

        Privacy Regulations. Pursuant to the GLB Act, the OTS has published final regulations implementing the privacy protection provisions of the GLB Act. The new regulations generally require that Rome Savings disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Rome Savings is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Rome Savings currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

        The USA PATRIOT Act. Rome Savings is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

        Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

  Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.
  Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.
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

  Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.
  Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Holding Company Regulation

        Rome Bancorp and Rome, MHC are savings and loan holding companies regulated by the Office of Thrift Supervision. As such, Rome Bancorp and Rome, MHC are registered with and are subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over Rome Bancorp and Rome, MHC and any of their non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.

        Restrictions Applicable to Rome Bancorp. Because Rome Bancorp was acquired after May 4, 1999, under the GLB Act it is prohibited from engaging in non-financial activities. Unitary savings and loan associations acquired before this date are “grandfathered” under the GLB Act and generally have no restrictions on their business activities. Rome Bancorp’s activities, however, will be restricted to:

    furnishing or performing management services for a savings institution subsidiary of such holding company;
    conducting an insurance agency or escrow business;
    holding, managing, or liquidating assets owned or acquired from a savings institution subsidiary of such company;
    holding or managing properties used or occupied by a savings institution subsidiary of such company;
    acting as trustee under a deed of trust;
    any other activity (i) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (the “BHC Act”), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (ii) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987;

    purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and
    any activity permissible for financial holding companies under section 4(k) of the BHC Act.

        Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHC Act include:

    lending, exchanging, transferring, investing for others, or safeguarding money or securities;
    insurance activities or providing and issuing annuities, and acting as principal, agent, or broker;
    financial, investment, or economic advisory services;
    issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;
    underwriting, dealing in, or making a market in securities;
    activities previously determined by the FRB to be closely related to banking;
    activities that bank holding companies are permitted to engage in outside of the U.S.; and
    portfolio investments made by an insurance company.

        In addition, Rome Bancorp cannot be acquired or acquire a company unless the acquirer is engaged solely in financial activities.

        Restrictions Applicable to Activities of Mutual Holding Companies. Under federal law, a mutual holding company may engage only in the following activities:

    investing in the stock of a savings institution;
    acquiring a mutual association through the merger of such association into a savings institution subsidiary of such holding company or an interim savings institution subsidiary of such holding company;
    merging with or acquiring another holding company, one of whose subsidiaries is a savings institution;
    investing in a corporation the capital stock of which is available for purchase by a savings institution under federal law or under the law of any state where the subsidiary savings institution or association is located; and

    the permissible activities described above for non-grandfathered savings and loan holding companies.

        If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in the activities listed above, and it has a period of two years to cease any non-conforming activities and divest any non-conforming investments.

        Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including Rome Bancorp and Rome, MHC, directly or indirectly, from acquiring:

    control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval;
    through merger, consolidation, or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or
    control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).

        A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except:

    in the case of certain emergency acquisitions approved by the FDIC;
    if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or
    if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state-chartered association.

        If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the Office of Thrift Supervision, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution’s failure to so qualify.

        Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. § 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

        Federal Securities Laws. Our common stock will be registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

        The Sarbanes-Oxley Act. As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

  the creation of an independent accounting oversight board;
  auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;
  additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;
  a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;
  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
  an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;
  the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;
  the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if none, why not;
  expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
  a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;
  disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

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

        Quotation on Nasdaq. We expect our common stock to be quoted on The Nasdaq Stock Market. In order to maintain such quotation, we are subject to certain corporate governance requirements, including:

  a majority of our board must be composed of independent directors;
  we are required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the National Association of Securities Dealers (“NASD”) and by Exchange Act regulations;
  our nominating committee and compensation committee must also be composed entirely of independent directors; and
  each of our audit committee and nominating committee must have a publicly available written charter.

ITEM 2.	DESCRIPTION OF PROPERTY

        We conduct our business through our executive office, operations center and three banking offices. At December 31, 2004, the net book value of the computer equipment and other furniture, fixtures and equipment of Rome Savings and Rome Bancorp at their offices totaled $1,051,000. For more information, see Note 5 of Notes to Consolidated Financial Statements.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2003
			(In thousands)
Executive Office:
100 West Dominick St. Rome, NY	Owned	1956	$1,198
Branch Offices:
1629 Black River Boulevard Rome, NY	Owned	1963	279
1300 Erie Boulevard Rome, NY	Owned	1997	1,021
82 Seneca Turnpike New Hartford, NY	Owned	1983	127
Mortgage Center:
137 West Dominick Street Rome, NY	Owned	2002	468
Accounting Center:
139 West Dominick Street Rome, NY	Owned	1995	359
ITEM 3.	LEGAL PROCEEDINGS

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

        The following information included in the Rome Bancorp, Inc. 2004 Annual Report to Shareholders (the “Annual Report”) is incorporated herein by reference: “Market for Rome Bancorp’s Common Stock.”

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information included in the Rome Bancorp, Inc. 2004 Annual Report to Shareholders (the “Annual Report”) is incorporated herein by reference: “Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and “Financial Highlights,” on pages 4 through 16 of the Annual Report.

ITEM 7.	FINANCIAL STATEMENTS

        The following information included in the Annual Report is incorporated herein by reference: “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

ITEM 8.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

        Effective February 25, 2004, the Audit Committee of the Board of Directors of the Company terminated the engagement of its principal accountant, KPMG LLP (“KPMG”) as the Company’s independent accountant, effective upon the completion of KPMG’s audit of the Company’s consolidated financial statements for the year ended December 31, 2003.

        The audit reports of KPMG on the consolidated financial statements of the Company as of and for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

        During 2002 and 2001 and any subsequent interim periods through February 25, 2004, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to KPMG’s satisfaction, would have caused it to make reference in connection with its report to the subject matter of the disagreement.

        On February 25, 2004, the Audit Committee of the Board of Directors of the Company recommended, approved and appointed Crowe Chizek and Company LLC as the Company’s independent accountant to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2004. Effective as of that date, the Audit Committee formally engaged Crowe Chizek and Company LLC as the Company’s independent accountant for the fiscal year ending December 31, 2004.

        The Company has not consulted the newly engaged accountant regarding either the application of accounting principles to a specified transaction either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was either the subject of a disagreement or a reportable event as described in Item 304(a)(1) of Regulation S-B.

PART III

ITEM 8A.	CONTROLS AND PROCEDURES

        Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

        There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

        None.

ITEM 9.	DIRECTORS AND PRINCIPAL OFFICERS OF ROME BANCORP

        The following information included in the Proxy Statement is incorporated herein by reference: “Proposal 1, Election of Directors” and the following subsections of the section entitled “Information About Board of Directors and Management”: “Board of Directors,” “Committees of the Board,” “Executive Officers Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics

        Rome Bancorp has adopted a Code of Conduct and Ethics, which applies to all employees, directors and officers of Rome Bancorp. The Code of conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K. The Code of Conduct and Ethics was filed as Exhibit 14.1 to the Form 10-KSB for the year ended December 31, 2003, and has not changed.

ITEM 10.	EXECUTIVE COMPENSATION

        The information set forth in the following subsections of the section entitled “Information About Board of Directors and Management” of the Proxy Statement are incorporated herein by reference: “Directors’ Compensation,” “Executive Compensation” (including the Summary Compensation Table), “Benefit Plans” and “Transactions with Certain Related Persons.”

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following subsections of the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Proxy Statement are incorporated herein by reference: “Principal Shareholders of Rome Bancorp” and “Security Ownership of Management.”

        The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [1]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	113,000	$4.96	114,104

Equity compensation plans not approved by security holders	--	--	--

Total	113,000	$4.96	114,104

(1)	The number of securities remaining for future issuance under equity compensation plans includes 10,560 shares granted but unvested under the 2000 Recognition and Retention Plan, 22,187 shares available for issuance under the 2000 Recognition and Retention Plan and 81,357 shares available for issuance under the 2000 Stock Option Plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The following information included in the Proxy Statement is incorporated herein by reference: "Transactions with Certain Related Persons."

ITEM 13.	EXHIBITS

(a)	The following financial statements included in the 2004 Annual Report are incorporated herein by reference:
Consolidated Balance Sheets — At December 31, 2004 and 2003;
Consolidated Statements of Income — Years Ended December 31, 2004 and 2003;
Consolidated Statements of Shareholders' Equity and Comprehensive Income - Years Ended December 31, 2004 and 2003;
Consolidated Statements of Cash Flows — Years Ended December 31, 2004 and 2003; and
Notes to Consolidated Financial Statements — Years Ended December 31, 2004 and 2003

(b)	Exhibits. The following exhibits are either filed as part of this report or are incorporated herein by reference:
	2.1	Amended Plan of Reorganization of The Rome Savings Bank.(1)
	2.2	Amended and Restated Plan of Conversion and Agreement of Reorganization (2)
	3.1	Certificate of Incorporation of Rome Bancorp, Inc.(1)
	3.2	Bylaws of Rome Bancorp, Inc.(1)
	4.3	Form of Stock Certificate of Rome Bancorp, Inc.(1)
	10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc.(1)
	10.2	Form of Executive Employment Agreement, by and between Charles M. Sprock and Rome Bancorp, Inc.(1)
	10.3	Form of Benefit Restoration Plan of Rome Bancorp, Inc.(1)
	10.4	Rome Bancorp, Inc. 2000 Stock Option Plan filed on April 5, 2000 as Exhibit B to Registrant's Proxy Statement on Schedule 14A, is incorporated herein by reference.
	10.5	Rome Bancorp, Inc. 2000 Recognition and Retention Plan filed on April 5, 2000 as Exhibit B to Registrant's Proxy Statement on Schedule 14A, is incorporated herein by reference.
	13.1	Annual Report to Shareholders for the Year Ended December 31, 2004.
	14.1	Code of Conduct and Ethics (3)
	21.1	Subsidiaries of the Registrant.(1)
	23.1	Consent of Crowe Chizek and Company LLC
	23.2	Consent of KPMG, LLP
	31.1	Rule 13a-14a)/15d-14(a) Certifications
	32.1	Section 1350 Certifications

(1)	Incorporated herein by reference in the Registration Statement on Form SB-2 (Registration No. 333-80487), filed with the Securities and Exchange Commission on June 11, 1999, as amended.
(2)	Incorporated herein by reference to the Exhibit 2.1 Amendment No. 2 to the Registration statement of Form S-1 (File No. 333-12124 S) filed with the Securities and Exchange Commission on February 9, 2005.
(3)	Incorporated herein by reference to Exhibit 14.1 to the Registrant’s Form 10-KSB for the year ended December 31, 2003 filed on March 29, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following information included in the Proxy Statement is incorporated herein by reference: “ Principal Accountant Fees and Services.”

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

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2005
Charles M. Sprock

/s/David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	March 29, 2005
David C. Nolan

/s/Bruce R. Engelbert	Director	March 29, 2005
Bruce R. Engelbert

/s/David C. Grow	Director	March 29, 2005
David C. Grow

/s/Kirk B. Hinman	Director	March 29, 2005
Kirk B. Hinman

/s/T. Richard Leidig	Director	March 29, 2005
T. Richard Leidig

/s/Richard H. McMahon	Director	March 29, 2005
Richard H. McMahon

/s/Michael J. Valentine	Director	March 29, 2005
Michael J. Valentine

/s/Marion C. Scoville	Director	March 29, 2005
Marion C. Scoville