Form 10-Q
period 2005-03-31
ROME BANCORP INC
filed 2005-05-11
CIK 1088144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ] Transition report under Section 13 or l5(d) of the Exchange Act

For the transition period from _______ to _______

Commission file number 000-27481

Rome Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware 16-1573070

(State or Other Jurisdiction of (I.R.S. Employer

Incorporation or Organization) Identification No.)

100 West Dominick Street, Rome, NY 13440-5810

(Address of Principal Executive Offices)

(315) 336-7300

(Issuer's Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ___ No _X_

Indicate the number of shares outstanding of each class of issuer's classes of common stock as of the last practicable date:

Outstanding at

Class May 5, 2005

Common Stock, par value $.01 9,642,246

ROME BANCORP, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

March 31, 2005 and December 31, 2004

(in thousands, except share data)
	(unaudited)
	March 31,	December 31,
	2005	2004
Assets

Cash and due from banks	$ 6,017	$ 5,977
Federal funds sold and other short-term investments	43,373	952
Total cash and cash equivalents	49,390	6,929
Securities available for sale, at fair value	15,133	17,494
Securities held to maturity (fair value of $1,591 and $1,624
at March 31, 2005 and December 31, 2004, respectively)	1,603	1,623
Loans	238,598	233,272
Less: Allowance for loan loss	(2,021)	(2,000)
Net loans	236,577	231,272
Premises and equipment, net	4,510	4,503
Accrued interest receivable	1,141	1,002
Other assets	5,010	5,329
Total assets	$ 313,364	$ 268,152

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$ 28,563	$ 26,390
Savings	95,116	95,848
Money market	5,404	7,397
Time	68,033	68,954
Other interest bearing	9,470	10,198
Total deposits	206,586	208,787
Borrowings	10,104	18,843
Other liabilities	4,595	4,264
Total liabilities	221,285	231,894

Shareholders' equity
Common Stock, $.01 par value; authorized:30,000,000 shares;
issued: 9,642,246 shares; outstanding 9,642,246 shares at
March 31, 2005: authorized 11,339,200 shares; issued 11,339,200 shares outstanding 9,591,934 shares at December 31, 2004	96	33
Additional paid-in capital	59,623	10,756
Retained earnings	35,037	34,627
Treasury stock, at cost 0 shares at March 31, 2005 and
1,747,266 shares at December 31, 2004)	-	(8,963)
Accumulated other comprehensive income	240	391
Unallocated shares of employee stock ownership plan (ESOP); 500,541
shares at March 31, 2005 and 272,099 shares at December 31, 2004	(2,904)	(560)
Unearned compensation	(13)	(26)
Total shareholders' equity	92,079	36,258
Total liabilities and shareholders' equity	$ 313,364	$ 268,152

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2005 and 2004

(in thousands, except share data)

(unaudited)
	For the three months ended
	March 31,
	2005	2004
Interest income:
Loans	$ 3,572	$3,321
Securities	174	254
Other short-term investments	26	16
Total interest income	3,772	3,591

Interest expense:
Deposits	632	640
Borrowings	138	155
Total interest expense	770	795

Net interest income	3,002	2,796

Provision for loan losses	-	100
Net interest income after provision for loan losses	3,002	2,696

Non-interest income:
Net gain on securities	29	46
Other	441	343
Total non-interest income	470	389

Non-interest expense:
Salaries and employee benefits	1,392	1,352
Building, occupancy and equipment	458	360
Other	632	676
Total non-interest expense	2,482	2,388

Income before income tax expense	990	697
Income tax expense	351	251
Net income	$ 639	$ 446

Basic earnings per share	$ 0.07	$ 0.05
Diluted earnings per share	$ 0.07	$ 0.05

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income

For Three Months Ended March 31, 2005 and 2004

(in thousands, except share and per share data)(unaudited)

						Accumulated
		Additional				other	Unallocated
	Common	paid-in	Retained		Treasury	comprehensive	ESOP	Unearned
	stock	Capital	earnings		Stock	income	shares	compensation	Total
Balances at January 1, 2004	$ 33	$10,250	$33,255	$	$ (6,992)	$793	$(622)	$(78)	$36,639
Comprehensive income:
Net Income	-	-	446		- -	-	- -	-	446
Other comprehensive income	-	-	-		- -	(47)	- -	-	(47)
Total comprehensive income									399
Purchase of 96,047 treasury shares	-	-	-		(1,437)	-	-	-	(1,437)
Amortization of Unearned Compensation	-	-	-		- -	-	- -	13	13
Dividends paid ($0.032 per share)	-	-	(306)		- -	-	- -	-	(306)
ESOP shares released for
allocation (7,558 shares)	-	92	-		-	-	15	-	107
Balances at March 31, 2004	$ 33	$10,342	$33,395	$	$ (8,429)	$746	$(607)	$(65)	$35,415

Balances at January 1, 2005	$ 33	$10,756	$34,627		$(8,963)	$391	$(560)	$(26)	$36,258
Comprehensive income:
Net Income			639						639
Other comprehensive loss						(151)			(151)
Total comprehensive income									488
Proceeds of common stock offering and
conversion of existing shares, net of expenses	75	57,760					(2,360)		55,475
Retirement of 1,747,266 treasury shares	(12)	(8,963)			8,963				(12)
Amortization of Unearned Compensation								13	13
Dividends paid ($0.066 per share)			(229)						(229)
ESOP shares released for
allocation (7,558 shares)		70					16		86

Balances at March 31, 2005	$ 96	$59,623	$35,037		$-	$240	$(2,904)	$(13)	$92,079

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

(unaudited) (in thousands)
	2005	2004
Cash flows from operating activities:
Net income	$ 639	$ 446
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	123	123
Increase in accrued interest receivable	(139)	(15)
Net gain on securities sold	(29)	(46)
Provision for loan losses	-	100
Net loss on sales of real estate owned	-	7
Net accretion on securities	1	5
Increase in other liabilities	331	282
Decrease in other assets	418	150
Allocation of ESOP shares	86	107
Amortization of Unearned Compensation	13	13
Net cash provided by operating activities	1,443	1,172

Cash flows from investing activities:
Net increase in loans	(5,305)	(3,069)
Proceeds from sales of securities available for sale	354	901
Proceeds from maturities and principal reductions of
securities available for sale	1,788	1,844
Purchases of securities available for sale	(2)	-
Redemption of Federal Home Loan Bank stock	-	46
Proceeds from maturities and principal reductions of
securities held to maturity	17	35
Proceeds from sales of real estate owned	-	25
Additions to premises and equipment	(128)	(103)
Net cash used in investing activities	(3,276)	(321)

Cash flows from financing activities:
Decrease in time deposits	(1,280)	(3,237)
(Decrease) increase in other deposits	(921)	2,782
Net proceeds of stock offering and conversion	55,463	-
Repayments of borrowings	(11,739)	(911)
Additional borrowings	3,000	-
Purchase of treasury stock	-	(1,437)
Dividends paid	(229)	(306)
Net cash provided by financing activities	44,294	(3,109)

Net (decrease) increase in cash and cash equivalents	42,461	(2,258)
Cash and cash equivalents at beginning of period	6,929	14,055

Cash and cash equivalents at end of period	$ 49,390	$ 11,797

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

(unaudited) (in thousands)

	2005	2004
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	-	$ 32
Change in securities purchased and not settled	-	235
Cash paid during the period for:
Interest	787	802
Income taxes	251	18

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of March 31, 2005 and December 31, 2004 and for the three month periods ended March 31, 2005 and 2004. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

The data in the condensed consolidated balance sheet for December 31, 2004 was derived from the Company's 2004 Annual Report on Form 10-KSB. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the 2004 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10- KSB.

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

(2) Stock Offering and Conversion

On March 30, 2005, the second step conversion of Rome MHC into a stock holding company structure and the related stock offering of this new stock holding company was completed. As a result of the second-step conversion, New Rome Bancorp, Inc. became the holding company for the Bank and was immediately renamed "Rome Bancorp, Inc." Rome Bancorp issued 5,900,000 shares of common stock at a price of $10.00 per share in the related stock offering and exchanged 1,650,254 shares of common stock of the now predecessor Rome Bancorp, Inc. into 3,742,246 shares of common stock of the newly formed Rome Bancorp, Inc. pursuant to an exchange ratio of 2.26784, cashing out fractional shares. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. Direct offering costs totaling $3.2 million were deducted from the proceeds of the shares sold in the offering. As a result of the exchange and stock offering, as of March 31, 2005, the Company had 9,642,246 shares of common stock issued and outstanding. Net proceeds of $53.5 million were raised in the stock offering, excluding $2.36 million which was loaned by the company to a trust for the Employee Stock Ownership Plan (ESOP) enabling it to purchase 236,000 shares of common stock in the stock offering for allocation under such plan. In addition, as part of the conversion and dissolution of Rome MHC, the Bank received $1.9 million of cash previously held by Rome MHC.

As a result of the second-step conversion, all share and per share amounts have been restated giving retroactive recognition to the second-step conversion ratio of 2.26784. Options granted under the Company's 2000 Stock Option Plan and common shares held by the Company's ESOP and Recognition and Retention Plan prior to the conversion were also exchanged using the conversion ratio of 2.26784.

(3) Earnings Per Share

The following summarizes the computation of earnings per share for the three month periods ended March 31, 2005 and 2004.

Three months ended

March 31

(in thousands, except share and per share data)

	2005	2004
Basic earnings per share:
Income available to common shareholders	$ 639	$ 446
Weighted average basic shares outstanding	9,346	9,338

Basic earnings per share	$ 0.07	$ 0.05

Diluted earnings per share:
Income available to common shareholders	$ 639	$ 446
Weighted average basic shares outstanding	9,346	9,338
Effect of dilutive securities:
Stock options	207	229
Unearned compensation	12	24
Weighted average diluted shares outstanding	9,565	9,591

Diluted earnings per share	$ 0.07	$ 0.05

(4) Other Comprehensive Income (Loss)

Three months ended

March 31,

	2005	2004
Net change in unrealized gain (loss) on
available-for-sale securities arising during the period	$ (281)	$ (125)
Reclassification adjustment for net realized gain included in net income	(29)	(47)
Other comprehensive income (loss), before tax	(252)	(78)
Deferred tax expense (benefit)	(101)	(31)

Other comprehensive loss	$ (151)	$ (47)

(5)	Securities

	Securities are summarized as follows (in thousands):

		March 31, 2005		December 31, 2004

		Amortized	Fair	Amortized	Fair
		Cost	value	cost	value

	Available-for-sale:
	U.S. Government agencies	$1,501	$1,563	$2,244	$2,325
	State and Municipal obligations	6,404	6,777	7,004	7,266
	Mortgage-backed securities
	FNMA	-	-	126	129
	FHLMC	859	893	840	883
	Corporate bonds	2,519	2,571	3,024	3,116

	Total debt securities	11,283	11,804	13,238	13,719

	FHLB stock	1,103	1,103	1,103	1,103
	Equity and other securities	2,147	2,226	2,500	2,672

	Total available for sale	$14,533	$15,133	$16,841	$17,494

	Held-to-maturity:
	U.S. Government securities	$1,317	$1,299	$1,320	$1,313
	Mortgage-backed securities	-	-	-
	GNMA	93	99	100	108
	FHLMC	5	5	6	6
	Other bonds	188	188	197	197

	Total held to maturity	$1,603	$1,591	$1,623	$1,624

FHLB stock is carried at cost since fair values are not readily determinable.

Securities pledged at both March 31, 2005 and December 31, 2004 had a carrying amount of $1.2 million. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

(6) Loans

Loans are summarized as follows (in thousands):

	March 31,	December 31,
	2005	2004
Mortgage loans:
Residential (1-4 family)	$ 117,473	$ 114,138
Commercial	49,765	49,364
Construction and land	4,964	5,469

Total Mortgage loans	172,202	168,971
Other loans:
Commercial	22,648	21,507
Automobile loans	15,516	15,529
Property improvement
and equipment	13,664	12,766
Other consumer	14,568	14,499

Total Other loans	66,396	64,301

Total Loans	$ 238,598	$ 233,272

Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three months ended
	March 31,
	2005	2004

Balance at beginning of period	$ 2,000	$ 1,809
Provision charged to operations	-	100
Loans charged off	(36)	(120)
Recoveries	57	72

Balance at end of period	$ 2,021	$ 1,861

The Company's recorded investment in loans that are considered impaired totaled $254,000 and $268,000 at March 31, 2005 and December 31, 2004, respectively. These impaired loans carried allowances of $89,000 at March 31, 2005 and $94,000 as of year-end 2004. The average recorded investment in impaired loans was $258,000 and $319,000 in the first quarters of 2005 and 2004, respectively. The Company recognized no interest on impaired loans during the three months ended March 31, 2005 and 2004.

The principal balances of loans not accruing interest amounted to $903,000 and $743,000 at March 31, 2005 and December 31, 2004, respectively. Loans 90 days past due and accruing interest amounted to $115,000 and $86,000 at March 31, 2005 and December 31, 2004 and 2003, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the three months ended March 31, 2005 and 2004 was $23,700 and $34,800, respectively. There are no commitments to extend further credit on non-accruing loans.

A substantial portion of the Company's loans are mortgage and consumer loans in Oneida County. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area. A majority of the Company's loan portfolio is secured by real estate. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

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

The fair value of each option grant is estimated on the dates of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made on September 28, 2000: dividend yield of 2.00%; expected volatility of 47.50%; risk free interest rate of 6.30%; and expected lives of five years. The estimated weighted average fair value of the options granted on September 28, 2000 was $0.93 per option.

Pro forma disclosures for the Company for the periods ended March 31, 2004 and 2003 utilizing the estimated fair value of the options granted and an assumed 5% forfeiture rate are as follows:

Three months ended

March 31,

(in thousands, except per share data)

	2005	2004

Net income:
As reported	$ 639	$ 446
Add: Stock based compensation expense included in net
income, net of related tax expense	8	8
Deduct: Total stock based compensation expense
determined under fair value method, net of related
tax expense	(17)	(17)
Pro forma	$ 630	$ 437

Basic earnings per share:
As reported	$ 0.07	$ 0.05
Pro forma	$ 0.07	$ 0.05

Diluted earnings per share:
As reported	$ 0.07	$ 0.05
Pro forma	$ 0.07	$ 0.05

Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the effect on reported net income and earnings per share for the periods ended March 31, 2005 and 2004 may not be representative of the effects on reported net income or earnings per share for future periods.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (the Companys fiscal period beginning July 1, 2005). The Company is currently reviewing the effect of this Statement on its consolidated financial statements.

(8) Commitments and Contingencies

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

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties. Substantially all commitments to extend credit, if exercised, will represent loans secured by real estate. At March 31, 2005 and 2004 the Company was committed to originate mortgage and other loans of approximately $9.3 million and $7.7 million, respectively. At March 31, 2005 and 2004, the Company's fixed rate loan commitments totaled $5.5million and $3.8, respectively. The range of interest rates on these fixed rate commitments was 5.0% to 6.5% at March 31, 2005 and 5.0% to 6.75% at March 31, 2004. Commitments under unused lines of credit and letters of credit were approximately $11.1 million at March 31, 2005, as compared to $9.8 million at March 31, 2004.

(9) Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

Three months ended March 31,

(in thousands)

	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2005	2004	2005	2004
Service cost	$ -	$ -	$ 8	$ 8
Interest cost	104	108	37	36
Expected return on plan assets	(164)	(160)	-	-
Curtailment charge	-	-	-	-
Amortization	17	20	-	-

Net periodic pension cost	$ (43)	$ (32)	$ 45	$ 44

In December of 2002, the Company's Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2005, the Company expects to make no contributions to the defined benefit pension plan.

(10) Borrowings

The Company is a member of the Federal Home Loan Bank of New York (FHLB). As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The following is a summary of advances from the FHLB (in thousands):

	At March 31,	At December 31,
	2005	2004
Bearing interest at 2.62% fixed, due 3/15/05	-	$ 4,500
FHLB Overnight Line of Credit, bearing interest at 2.38%	-	4,000

The Company is indebted to the FHLB under the following amortizing notes. The Company has a blanket pledge on their one-to-four family mortgage loans as collateral for these borrowings.

	At March 31,	At December 31,
	2005	2004
Bearing interest at 3.67% fixed, due 7/3/15	$ 2,676	2,728
Bearing interest at 3.36% fixed, due 7/3/13	4,747	4,869
Bearing interest at 3.59% fixed, due 11/26/08	2,681	2,746

The following table summarizes the combined aggregate amount of maturities for the above advances and notes for each of the five years after March 31, 2005, as well as remaining maturities beyond five years:

Due in one year	$ 977
Due one through two years	1,012
Due two through three years	1,047
Due three through four years	2,644
Due four through five years	816
Due past five years	3,608
Total	$ 10,104

At March 31, 2005, the Company had additional availability on its FHLB line of credit of $26.2 million. This line of credit is subject to periodic review and renewal.

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

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, whose sole business is conducted by its wholly owned subsidiary, the Bank. The Bank's principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long and short-term marketable securities and other liquid investments. Following its conversion to federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

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

Net income for the first quarter of 2005 was $639,000, an increase of 43.3% over the prior year's first quarter net income of $446,000. The significant factors and trends impacting the first quarter of 2005, which are discussed in greater depth below, were as follows:

    2005 first quarter net interest income increased by $206,000 or 7.4% from the same quarter last year as a result of the net interest margin increasing from 4.73% to 4.81%. This increase is attributable to growth in the Company's loan portfolio and reduced rates paid on deposits and borrowings.

    Non-interest expense increased to $2.5 million in the first quarter of 2005 from $2.4 million in the prior year primarily due to higher salary and equipment costs.

    Non-interest income increased $81,000 over first quarter 2004 levels primarily due to an increase in customer fee income.

    The Company's recorded no provision for loan losses in the quarter ended March 2005, as compared to $100,000 in the prior year. The lower provision is indicative of continued low levels in non-performing loans, as discussed further below.

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

These critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 2 to the consolidated financial statements reported on the Company's 2004 Form 10-KSB to obtain a better understanding of how our financial performance is reported.

Analysis of Net Interest Income.

Average Balances, Interest and Average Yields - The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on interest-earnings assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities includes a tax equivalent adjustment for bank qualified municipals.

	Average Balances, Interest and Average Yields
	For the three months ended March 31, 2005			For the three months ended March 31, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	E	Cost	Balance	Expense	Cost
Assets:				(Dollars in	thousands)
Interest-earning assets:
Loans	$ 233,595	$ 3,572	6.12%	$ 208,608	$ 3,321	6.37%
Securities (1)	17,840	215	4.82	27,590	306	4.44
Federal funds sold & other
interest bearing deposits	5,251	26	1.98	7,703	16	0.81
Total interest-earnings assets	256,686	3,813	5.94	243,901	3,643	5.97
Noninterest-earning assets	17,716			17,953
Total assets	$ 274,402			$ 261,854
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$ 102,283	$ 178	0.70	$ 92,303	$ 194	0.84
Time deposits	68,515	421	2.45	68,871	415	2.41
Money market accounts	7,786	19	0.97	8,347	18	0.88
Other interest bearing deposits	9,371	14	0.61	6,340	13	0.82
Total interest-bearing deposits	187,955	632	1.34	175,861	640	1.46
Borrowings	17,766	138	3.11	17,508	155	3.53
Total interest-bearing liabilities	205,721	770	1.50	193,369	795	1.67
Noninterest-bearing deposits	27,192			26,681
Other liabilities	4,308			4,291
Total liabilities	237,221			224,341
Shareholders' equity	37,181			37,513
Total liabilities and shareholders' equity	$ 274,402			$ 261,854
Net interest income		3,043			2,848
Tax equivalent adjustment on securities		(41)			(52)
Net interest income per consolidated
financial statements		$ 3,002			$ 2,796

Net interest rate spread			4.45%			4.31%
Net interest margin			4.81%			4.73%
Ratio of interest-earning assets to
interest-bearing liabilities			1.25x			1.26x
(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Rate Volume Analysis analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Rate Volume Analysis
	Three months ended March 31, 2005
	Compared to Three months ended March 31, 2004

	Increases (decreases) due to
	Rate	Volume	Net
		(thousands)
Assets:
Interest-earning assets:
Loans	$ (134)	$ 385	$ 251
Securities	17	(108)	(91)
Federal funds sold & other
Interest bearing deposits	15	(5)	10
Total interest-earnings assets	(102)	272	170

Interest-bearing liabilities:
Savings accounts	(37)	21	(16)
Time deposits	8	(2)	6
Money market accounts	2	(1)	1
Other interest bearing deposits	(5)	6	1
Total interest-bearing deposits	(32)	24	(8)
Borrowings	(19)	2	(17)
Total interest-bearing liabilities	(51)	26	(25)

Net change in interest income	$ (51)	$ 246	$ 195

Comparison of Financial Condition at March 31, 2005 and December 31, 2004:

Total assets at March 31, 2005 were $313.4 million, an increase of $45.2 million from $268.2 million at December 31, 2004. Cash and federal funds increased by $42.5 million in the first quarter of 2005 from $6.9 million at December 31, 2004 to $49.4 million at March 31, 2005 due to receipt of the proceeds of the Company's stock offering which closed on March 30, 2005. Securities decreased by $2.4 million from $19.1 million to $16.7 million over the same period. The decrease in securities was attributable to the sale of one security, as well as maturities in the investment portfolio. These decreases were utilized to fund increases in the Company's loan portfolio.

The Company's loan portfolio increased by $5.3 million, or 2.3%, during the first quarter of 2005 from $233.3 million at December 31, 2004 to $238.6 million at March 31, 2005. During the first three months of 2005, the Company originated approximately $12.3 million of loans, as compared to approximately $20.2 million of loans originated in the same period of 2004. The majority of the growth in the loan portfolio in the first quarter of 2005 has been in the mortgage area. This growth is attributable to the Company's emphasis on marketing these products as well as a lower volume of loan prepayments. Asset quality continues to be strong, as non-performing loans as a percentage of total loans grew slightly to 0.43% at March 31, 2005 as compared to 0.36% at December 31, 2004. The allowance for loan losses as a percentage of total loans was 0.85% and 0.86% at March 31, 2005 and December 31, 2004, respectively. In addition, the allowance for loan losses as a percent of non-performing loans was 198.7% at March 31, 2005, as compared to 241.3% at December 31, 2004.

Total deposits decreased slightly from $208.8 million at year-end to $206.6 million at March 31, 2005. The overall decrease in deposits is attributable to the purchase of stock in the second-step offering by depositors using funds on deposit. Non-interest bearing deposits grew by $2.2 million or 8.2% during the first quarter of 2005. Money market accounts decreased over the same period by $2.0 million, or 26.9%. During the current quarter, savings deposits, time deposits and other interest bearing deposits decreased by $732,000, $921,000 and $728,000, respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2004 and 2003

General

During the three months ended March 31, 2005, the Company recorded net income of $639,000 as compared to $446,000 for the first quarter of 2004. The increase in net income is comprised of a $206,000 increase in net interest income before loan loss provision, a reduction of loan loss provision of $100,000 and an increase of $81,000 in non-interest income, which were partially offset by an increase in non-interest expense of $94,000 and a $100,000 increase in income tax expense.

Diluted earnings per share were $0.07 per diluted share for the three months ended March 31, 2005 in comparison to $0.05 per diluted share for the same quarter of 2004. The increase in earnings per share is directly attributed to the above referenced increase in first quarter net income.

Net Interest Income

Net interest income before loan loss provision for the quarter ended March 31, 2005 increased by $206,000 or 7.4% as compared to the same quarter of 2004. This increase is attributable to growth in the Company's loan portfolio and reduced interest expense paid on deposits and borrowings.

Interest Income

Interest income increased to $3.8 million for the quarter ended March 31, 2005 from $3.6 million for the same quarter of 2004. The increase in interest income was attributable to the growth in the Company's loan portfolio, partially offset by a decrease in average securities balances, which in the present environment, generate lower yields than loans. Average loan balances for the first quarter of 2005 were $235.6 million, an increase of $25.2 million over the average outstanding loans for the first quarter of 2004. The yield on the Company's loan portfolio for the quarter ended March 31, 2005 was 6.12% in comparison to a yield of 6.37% for the same period last year. Interest income on securities declined $80,000 from $254,000 for the quarter ended March 31, 2004 to $174,000 for the quarter ended March 31, 2005. Comparatively, the average balance of securities declined by $9.8 million, or 35.3% from the first quarter of 2004 to $17.8 million for the current quarter and the yield on the Company's securities increased from 4.44% to 4.82% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits increased by $10,000 to $26,000 for the quarter ended March 31, 2005 from the same quarter in 2004 due to increased yields, partially offset by a $2.5 million decrease in average balances outstanding.

Interest Expense

Interest expense decreased from $795,000 in the quarter ended March 31, 2004 to $770,000 for the same quarter of 2005. Interest expense on deposits declined from $640,000 for the quarter ended March 31, 2004 to $632,000 for the quarter ended March 31, 2005, reflecting a decrease in the average cost of interest bearing deposits from 1.46% to 1.34% for the first quarters of 2004 and 2005, respectively. The decline in the average cost of deposits was consistent with the current short term market rates. Outstanding average interest bearing deposits for the quarter ended March 31, 2005 increased by $12.1 million, or 6.9%, over the same period a year earlier. Interest expense on borrowed funds decreased to $138,000 for the quarter ended March 31, 2005 from $155,000 for the comparative quarter of 2004 primarily due to a decrease in cost of borrowings to 3.11% in the first quarter of 2005 as compared 3.53% for the same period last year.

Provision for Loan Losses

The Company recorded no provision for loan losses in the first quarter of 2005 as compared to a provision of $100,000 in the same quarter of 2004. Asset quality has improved throughout 2004 and the current quarter with non-performing loans as a percent of loans of 0.43% and the allowance for loan losses as a percent of non-performing loans of 198.7% at March 31, 2005, as compared to 0.56% and 156.2%, respectively at March 31, 2004. During the current quarter, the Company recorded net loan recoveries of $21,000 versus net loan charge-offs of $48,000 in the first quarter of 2004.

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

Non-Interest Income and Non-Interest Expense

Non-interest income grew by $81,000 to $470,000 in the first quarter of 2005, a 20.8% increase over the same period of 2004. This increase is primarily attributable to increases in customer fee income totaling $73,000, primarily on demand deposit accounts. Partially offsetting the increase in fee income was a decrease in gains on securities sales of $17,000 as compared to the same quarter of 2004.

Non-interest expense increased by $94,000 to $2.5 million in the current quarter compared to $2.4 million in the same period of 2004, primarily due to cost increases in employee and equipment costs.,(32 k legal, 32 K ATM fees, 15K audits and consulting)

Income tax expense for the first quarter of 2005 increased to $351,000 from $251,000 in the same period of 2004, directly due to the increase in pre-tax income.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $26.2 million. At March 31, 2004, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and amortizing notes totaling $10.1 million.

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

On March 30, 2005, the Company closed on its "second-step" conversion and stock offering. As a result of the stock offering, the Company received net proceeds of $53.5 million, excluding $2.36 million which was loaned by the Company to the ESOP enabling it to purchase 236,000 shares of common stock in the stock offering for future allocation to participants. In addition, the Company received $1.9 million previously held by Rome MHC as part of the reorganization. Of the proceeds received, $11.5 million were utilized to pay down FHLB advances and overnight lines of credit.

The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the quarter ended March 31, 2005, the Company originated loans of approximately $12.3 million, as compared to $20.2 of loans originated in the first quarter of 2004.

At March 31, 2005, the Company had loan commitments to borrowers of approximately $9.3 million, and available letters and lines of credit of approximately $11.1 million.

Time deposit accounts scheduled to mature within one year were $45.7 million at March 31, 2005. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At March 31, 2005, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (Tier 1) capital at March 31, 2005 was $55.5 million, or 17.59% of adjusted assets. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $15.8 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At March 31, 2005, the Bank had a total risk-based capital ratio of 27.26%.

The Company paid cash dividends of $0.066 per share during the three-month period ended March 31, 2005 at a cost of $229,000.

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

Recent Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We maintain a postretirement benefit plan that may be impacted by the Act. In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." This FSP provides authoritative guidance on the accounting for the effects of the Act and supersedes FSP FAS 106-1. FSP No. 106-2 is effective for the first interim or annual period beginning after June 15, 2004 which, for the Company, is July 1, 2004. However, if the effects of the Act are not a significant event as defined in FSP No. 106-2, or if benefits under the Company's plan are not actuarially equivalent to the Medicare benefit, then effects of the Act will be measured at the next measurement date for the plan. The next measurement date for the Company's postretirement benefit plan is December 31, 2005.

Net periodic benefit costs for postretirement benefits in footnote nine do not reflect any amount associated with the subsidy provided by the Act because the Company was unable to conclude whether the benefits provided by its plan are actuarially equivalent to Medicare Part D under the Act.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (the Companys fiscal period beginning July 1, 2005). The Company is currently reviewing the effect of this Statement on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company's interest rate risk profile since December 31, 2004. For a more complete discussion of the Company's asset and liability management policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2004 Form 10-KSB.

As a result of receipt of the proceeds of the Company's reorganization and stock offering on March 30, 2005, the Company had deposit balances with two financial institutions in the amounts of $33.0 million and $9.8 million. This asset concentration is temporary in nature and will diminish as the stock offering proceeds are deployed into other earning assets.

Item 4. Controls and Procedures

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On March 22, 2005, a special meeting of the stockholders of Rome Bancorp, Inc. was convened at which the stockholders voted on both a proposal to approve the Amended and Restated Plan of Conversion and Agreement of Reorganization by and among Rome Bancorp, the Bank, Rome, MHC and New Rome Bancorp, Inc., pursuant to which the second-step conversion and stock offering was effectuated (the "Second-Step Conversion Proposal") and a proposal to adjourn such special meeting, if necessary (the "Adjournment Proposal"). The results of such special meeting were as follows:

1. The Second-Step Conversion Proposal

For: 3,835,174

Against: 47,810

Abstained: 585

2. The Adjournment Proposal

For: 3,832,894

Against: 49,622

Abstained: 1,058

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K
    Exhibits:

31 - Rule 13a-14(a)/15d-14(a) Certifications

32 - Section 1350 Certifications

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rome Bancorp, Inc.

Name	Title	Date
/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 5, 2005
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	May 5, 2005