Form 10-Q
period 2005-06-30
ROME BANCORP INC
filed 2005-08-11
CIK 1088144

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐ Transition report under Section 13 or l5(d) of the Exchange Act

For the transition period from _______ to _______

Commission file number 000-27481

Rome Bancorp, Inc. (Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	16-1573070 (I.R.S. Employer Identification No.)

 100 West Dominick Street, Rome, NY 13440-5810
(Address of Principal Executive Offices)
(315) 336-7300
(Issuer’s Telephone Number, Including Area Code)
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
Yes ☒   No ☐

                Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☒

                Indicate the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at August 10, 2005
Common Stock, par value $.01	9,648,246

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
June 30, 2005 and December 31, 2004
(in thousands, except share data)

	(unaudited) June 30, 2005	December 31, 2004

Assets

Cash and due from banks	$6,973	$5,977
Federal funds sold and other short-term investments	34,404	952

Total cash and cash equivalents	41,377	6,929
Securities available for sale, at fair value	13,808	17,494
Securities held to maturity (fair value of $1,583 and $1,624 at June 30, 2005 and December 31, 2004, respectively)	1,590	1,623
Loans	246,175	233,272
Less: Allowance for loan loss	(2,295)	(2,000)

Net loans	243,880	231,272
Premises and equipment, net	4,641	4,503
Accrued interest receivable	1,000	1,002
Other assets	4,982	5,329

Total assets	$311,278	$268,152

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$27,584	$26,390
Savings	94,087	95,848
Money market	5,221	7,397
Time	67,214	68,954
Other interest bearing	10,457	10,198

Total deposits	204,563	208,787
Borrowings	9,863	18,843
Other liabilities	4,238	4,264

Total liabilities	218,664	231,894

Shareholders’ equity
Common Stock, $.01 par value; authorized: 30,000,000 shares; issued: 9,645,246 shares; outstanding 9,645,246 shares at June 30, 2005: authorized 11,339,200 shares; issued 11,339,200 shares outstanding 9,591,934 shares at December 31, 2004	96	33
Additional paid-in capital	59,769	10,756
Retained earnings	35,402	34,627
Treasury stock, at cost 0 shares at June 30, 2005 and 1,747,266 shares at December 31, 2004)	—	(8,963)
Accumulated other comprehensive income	196	391
Unallocated shares of employee stock ownership plan (ESOP); 489,050 shares at June 30, 2005 and 272,099 shares at December 31, 2004	(2,849)	(560)
Unearned compensation	—	(26)

Total shareholders’ equity	92,614	36,258

Total liabilities and shareholders’ equity	$311,278	$268,152

 See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2005 and 2004
(in thousands, except  share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2005	2004	2005	2004

Interest income:
Loans	$3,658	$3,281	$7,230	$6,602
Securities	167	236	341	491
Other short-term investments	281	15	307	30

Total interest income	4,106	3,532	7,878	7,123

Interest expense:
Deposits	640	601	1,272	1,242
Borrowings	87	141	225	296

Total interest expense	727	742	1,497	1,538

Net interest income	3,379	2,790	6,381	5,585

Provision for loan losses	—	25	—	125

Net interest income after provision for loan losses	3,379	2,765	6,381	5,460

Non-interest income:
Net gain on securities transactions	17	52	46	98
Other	565	428	1,006	771

Total non-interest income	582	480	1,052	869

Non-interest expense:
Salaries and employee benefits	1,259	1,269	2,652	2,621
Building, occupancy and equipment	410	367	868	777
Other	738	548	1,369	1,173

Total non-interest expense	2,407	2,184	4,889	4,571

Income before income tax expense	1,554	1,061	2,544	1,758
Income tax expense	584	381	935	633

Net income	$970	$680	$1,609	$1,125

Basic earnings per share	$0.10	$0.07	$0.17	$0.12

Diluted earnings per share	$0.10	$0.07	$0.17	$0.12

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For Six Months Ended June 30, 2005 and 2004
(in thousands, except share and per share data)(unaudited)

	Common stock	Additional paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive income	Unallocated ESOP shares	Unearned compensation	Total

Balances at January 1, 2004	$33	$10,250	$33,255	$(6,992)	$793	$(622)	$(78)	$36,639
Comprehensive income:
Net Income	—	—	1,125	—	—	—	—	1,125
Other comprehensive income	—	—		—	(206)	—	—	(206)

Total comprehensive income								919

Purchase of 118,726 treasury shares	—	—	—	(1,758)	—	—	—	(1,758)
Amortization of Unearned Compensation	—	—	—	—	—	—	26	26
Dividends paid ($0.098 per share)	—	—	(534)	—	—	—	—	(534)
Exercise of stock options	—	32	(20)	36				48
ESOP shares released for allocation (15,117 shares)	—	180	—	—	—	31	—	211

Balances at June 30, 2004	$33	$10,462	$33,826	$(8,714)	$587	$(591)	$(52)	$35,551

Balances at January 1, 2005	$33	$10,756	$34,627	$(8,963)	$391	$(560)	$(26)	$36,258
Comprehensive income:
Net Income	—	—	1,609	—	—	—	—	1,609
Other comprehensive loss	—	—	—	—	(195)	—	—	(195)

Total comprehensive income								1,414

Proceeds of common stock offering and conversion of existing shares, net of expenses	75	57,769	—	—	—	(2,360)	—	55,484
Retirement of 1,747,266 treasury shares	(12)	(8,963)	—	8,963	—	—	—	(12)
Amortization of Unearned Compensation	—	—	—	—	—	—	26	26
Dividends paid ($0.132 per share)	—	—	(834)	—	—	—	—	(834)
Exercise of stock options	—	7	—	—	—	—	—	7
Tax benefit of vested RRP shares	—	73	—	—	—	—	—	73
ESOP shares released for allocation (19,050 shares)	—	127	—	—	—	71	—	198

Balances at June 30, 2005	$96	$59,769	$35,402	$—	$196	$(2,849)	$—	$92,614

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(unaudited) (in thousands)

	2005	2004

Cash flows from operating activities:
Net income	$1,609	$1,125
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	250	250
Increase in accrued interest receivable	2	118
Net gain on securities sold	(46)	(98)
Provision for loan losses	—	125
Net loss on sales of real estate owned	—	7
Net accretion on securities	(2)	17
Proceeds from sales of loans	293	—
Net gain on loans sold	(5)	—
Decrease in other liabilities	(26)	(92)
Decrease in other assets	546	115
Allocation of ESOP shares	198	211
Amortization of Unearned Compensation	26	26

Net cash provided by operating activities	2,845	1,804

Cash flows from investing activities:
Net increase in loans	(12,896)	(12,131)
Proceeds from sales of securities available for sale	679	1,309
Proceeds from maturities and principal reductions of securities available for sale	2,912	3,359
Purchases of securities available for sale	(1)	—
Redemption of Federal Home Loan Bank stock	(175)	(198)
Proceeds from maturities and principal reductions of securities held to maturity	27	368
Proceeds from sales of real estate owned	—	25
Additions to premises and equipment	(384)	(189)

Net cash used in investing activities	(9,838)	(7,457)

Cash flows from financing activities:
Decrease in time deposits	(1,740)	(2,429)
(Decrease) increase in other deposits	(2,484)	6,820
Net proceeds of stock offering and conversion	55,472	—
Repayments of borrowings	(11,980)	(1,835)
Additional borrowings	3,000	2,000
Purchase of treasury stock	—	(1,758)
Dividends paid	(834)	(534)
Exercise of stock options	7	16

Net cash provided by financing activities	41,441	2,280

Net (decrease) increase in cash and cash equivalents	34,448	(3,373)
Cash and cash equivalents at beginning of period	6,929	14,055

Cash and cash equivalents at end of period	$41,377	$10,682

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(unaudited) (in thousands)

	2005	2004

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	—	$87
Change in securities purchased and not settled	—	—
Cash paid during the period for:
Interest	1,504	1,554

Income taxes	900	224

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)           Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) and The Rome Savings Bank (the “Bank”), a wholly-owned subsidiary of the Company, as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

                The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

                 The data in the condensed consolidated balance sheet for December 31, 2004 was derived from the Company’s 2004 Annual Report on Form 10-KSB. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders’ equity and comprehensive income and statements of cash flows should be read in conjunction with the 2004 consolidated financial statements, including the notes thereto included in the Company’s Annual Report on Form 10- KSB.

                Amounts in the prior period’s consolidated financial statements are reclassified when necessary to conform with the current period’s presentation.

(2) Stock Offering and Conversion

                On March 30, 2005, the second step conversion of Rome MHC into a stock holding company structure and the related stock offering of this new stock holding company was completed. As a result of the second-step conversion, New Rome Bancorp, Inc. became the holding company for the Bank and was immediately renamed “Rome Bancorp, Inc.” Rome Bancorp issued 5,900,000 shares of common stock at a price of $10.00 per share in the related stock offering and exchanged 1,650,254 shares of common stock of the now predecessor Rome Bancorp, Inc. into 3,742,246 shares of common stock of the newly formed Rome Bancorp, Inc. pursuant to an exchange ratio of 2.26784, cashing out fractional shares. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity. Direct offering costs totaling $3.2 million were deducted from the proceeds of the shares sold in the offering. As a result of the exchange and stock offering, as of March 30, 2005, the Company had 9,642,246 shares of common stock issued and outstanding. Net proceeds of $53.5 million were raised in the stock offering, excluding $2.36 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (ESOP) enabling it to purchase 236,000 shares of common stock in the stock offering for allocation under such plan. In addition, as part of the conversion and dissolution of Rome MHC, the Bank received $1.9 million of cash previously held by Rome MHC.

                As a result of the second-step conversion, all share and per share amounts have been restated giving retroactive recognition to the second-step conversion ratio of 2.26784. Options granted under the Company’s 2000 Stock Option Plan and common shares held by the Company’s ESOP and Recognition and Retention Plan prior to the conversion were also exchanged using the conversion ratio of 2.26784.

(3)  Earnings Per Share

                The following summarizes the computation of earnings per share for the three and six month periods ended June 30, 2005 and 2004.

Three and six months ended
June 30
(in thousands, except share and per share data)

	Three months ended		Six months ended

	2005	2004	2005	2004

Basic earnings per share:
Income available to common shareholders	$970	$680	$1,609	$1,125
Weighted average basic shares outstanding	9,349	9,264	9,347	9,301

Basic earnings per share	$0.10	$0.07	$0.17	$0.12

Diluted earnings per share:
Income available to common shareholders	$970	$680	$1,609	$1,125
Weighted average basic shares outstanding	9,349	9,264	9,347	9,301
Effect of dilutive securities:
Stock options	197	224	202	226
Unearned compensation	6	24	11	24

Weighted average diluted shares outstanding	9,552	9,512	9,560	9,551

Diluted earnings per share	$0.10	$0.07	$0.17	$0.12

(4)  Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net change in unrealized loss on available-for-sale securities arising during the period	$(90)	$(316)	$(371)	$(441)
Reclassification adjustment for net realized gain included in net income	(17)	(51)	(46)	(98)

Other comprehensive loss, before tax	(73)	(265)	(325)	(343)
Deferred tax benefit	(29)	(106)	(130)	(137)

Other comprehensive loss	$(44)	$(159)	$(195)	$(206)

(5)  Securities

       Securities are summarized as follows (in thousands):

	June 30, 2005		December 31, 2004

	Amortized Cost	Fair value	Amortized cost	Fair value

Available-for-sale:
U.S. Government agencies	$1,331	$1,385	$2,244	$2,325
State and Municipal obligations	5,788	5,950	7,004	7,266
Mortgage-backed securities
FNMA	—	—	126	129
FHLMC	776	805	840	883
Corporate bonds	2,515	2,554	3,024	3,116

Total debt securities	10,410	10,694	13,238	13,719

FHLB stock	1,278	1,278	1,103	1,103
Equity and other securities	1,793	1,836	2,500	2,672

Total available for sale	$13,481	$13,808	$16,841	$17,494

Held-to-maturity:
U.S. Government securities	$1,314	$1,301	$1,320	$1,313
Mortgage-backed securities
GNMA	86	91	100	108
FHLMC	4	5	6	6
Other bonds	186	186	197	197

Total held to maturity	$1,590	$1,583	$1,623	$1,624

FHLB stock is carried at cost since fair values are not readily determinable.

Securities pledged at both June 30, 2005 and December 31, 2004 had a carrying amount of $1.2 million. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(6)       Loans

Loans are summarized as follows (in thousands):

	June 30, 2005	December 31, 2004

Mortgage loans:
Residential (1-4 family)	$122,252	$114,138
Commercial	48,937	49,364
Construction and land	4,457	5,469

Total Mortgage loans	175,646	168,971

Other loans:
Commercial	24,241	21,507
Automobile loans	17,390	15,529
Property improvement and equipment	14,402	12,766
Other consumer	14,496	14,499

Total Other loans	70,529	64,301

Total Loans	$246,175	$233,272

Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Balance at beginning of period	$2,021	$1,860	$2,000	$1,809
Provision charged to operations	—	25	—	125
Loans charged off	(148)	(88)	(184)	(209)
Recoveries	422	16	479	88

Balance at end of period	$2,295	$1,813	$2,295	$1,813

The Company’s recorded investment in loans that are considered impaired totaled $248,000 and $268,000 at June 30, 2005 and December 31, 2004, respectively. These impaired loans carried allowances of $87,000 at June 30, 2005 and $94,000 as of year-end 2004. The average recorded investment in impaired loans was $255,000 and $274,000 in the six months ended June 2005 and 2004, respectively. The Company recognized no interest on impaired loans during the three and six months ended June 30, 2005 and 2004.

The principal balances of loans not accruing interest amounted to $1.2 million and $743,000 at June 30, 2005 and December 31, 2004, respectively. Loans 90 days past due and accruing interest amounted to $327,000 and $86,000 at June 30, 2005 and December 31, 2004 and 2003, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the six months ended June 30, 2005 and 2004 was $41,100 and $32,400, respectively. There are no commitments to extend further credit on non-accruing loans.

A substantial portion of the Company’s loans are mortgage and consumer loans in Oneida County. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in this area. A majority of the Company’s loan portfolio is secured by real estate. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

(7)	Stock-Based Compensation

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

Pro forma disclosures for the Company for the periods ended June 30, 2004 and 2003 utilizing the estimated fair value of the options granted and an assumed 5% forfeiture rate are as follows:
	Three months ended June 30,		Six months ended June 30,

	(in thousands, except per share data)
	2005	2004	2005	2004

Net income:
As reported	$970	$680	$1,609	$1,125
Add: Stock based compensation expense included in net income, net of related tax expense	8	8	16	16
Deduct: Total stock based compensation expense determined under fair value method, net of related tax expense	(17)	(17)	(34)	(34)

Pro forma	$961	$671	$1,591	$1,107

Basic earnings per share:

As reported	$0.10	$0.07	$0.17	$0.12
Pro forma	$0.10	$0.07	$0.17	$0.12

Diluted earnings per share:

As reported	$0.10	$0.07	$0.17	$0.12
Pro forma	$0.10	$0.07	$0.17	$0.12

Because the Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the effect on reported net income and earnings per share for the periods ended June 30, 2005 and 2004 may not be representative of the effects on reported net income or earnings per share for future periods.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim reporting period of 2006 (the Company’s fiscal period beginning January 1, 2006). The Company is currently reviewing the effect of this Statement as it relates to future stock option exercises on its consolidated financial statements.

(9)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended June 30,

	(in thousands)
	Pension benefits		Postretirement benefit

Components of net periodic pension cost:	2005	2004	2005	2004

Service cost	$—	$—	$8	$8
Interest cost	104	108	37	36
Expected return on plan assets	(164)	(160)	—	—
Curtailment charge	—	—	—	—
Amortization	17	20	—	—

Net periodic pension cost	$(43)	$(32)	$45	$44

	Six months ended June 30,

	(in thousands)
	Pension benefits		Postretirement benefit

Components of net periodic pension cost:	2005	2004	2005	2004

Service cost	$—	$—	$16	$16
Interest cost	208	216	74	72
Expected return on plan assets	(328)	(320)	—	—
Curtailment charge	—	—	—	—
Amortization	34	40	—	—

Net periodic pension cost	$(86)	$(64)	$90	$88

In December of 2002, the Company’s Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2005, the Company expects to make no contributions to the defined benefit pension plan.

(10)	Borrowings

The Company is a member of the Federal Home Loan Bank of New York (FHLB). As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The following is a summary of advances from the FHLB (in thousands):

	At June 30,	At December 31,

	2005	2004

Bearing interest at 2.62% fixed, due 3/15/05	—	$4,500
FHLB Overnight Line of Credit, bearing	—	4,000
interest at 2.38%

The Company is indebted to the FHLB under the following amortizing notes. The Company has a blanket pledge on their one-to-four family mortgage loans as collateral for these borrowings.

	At June 30,	At December 31,

	2005	2004

Bearing interest at 3.67% fixed, due 7/3/15	$2,622	$2,728
Bearing interest at 3.36% fixed, due 7/3/13	4,625	4,869
Bearing interest at 3.59% fixed, due 11/26/08	2,616	2,746

The following table summarizes the combined aggregate amount of maturities for the above advances and notes for each of the five years after June 30, 2005, as well as remaining maturities beyond five years:

Due in one year	$985
Due one through two years	1,020
Due two through three years	1,057
Due three through four years	2,578
Due four through five years	824
Due past five years	3,399

Total	$9,863

At June 30, 2005, the Company had additional availability on its FHLB line of credit of $26.2 million. This line of credit is subject to periodic review and renewal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision (“OTS”) as a savings and loan holding company, whose sole business is conducted by its wholly-owned subsidiary, the Bank. The Bank’s principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long and short-term marketable securities and other liquid investments. Following its conversion to federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

Overview

The Bank’s results of operations depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and investments and the interest it pays on its deposits and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-bearing assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Bank’s operations are also affected by non-interest income, such as service fees and gains and losses on sales of securities, the provision for loan losses and non-interest expense such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. Financial institutions in general, including the Bank, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and funds availability. The Bank’s operations and lending are principally concentrated in the Central New York area, therefore its operations and earnings are influenced by the economics of the area it operates in. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Bank’s primary market area.

Net income for the second quarter of 2005 was $970,000, an increase of 42.7% over the prior year’s second quarter net income of $680,000. The significant factors and trends impacting the second quarter of 2005, which are discussed in greater depth below, were as follows:

•	2005 second quarter net interest income increased by $589,000 or 21.1% from the same quarter last year as a result of an increase in interest earning assets of $50.5 million or 20.6%. This increase is attributable to the proceeds of the Company’s stock offering which closed on March 31, 2005.

•	Non-interest expense increased to $2.4 million in the second quarter of 2005 from $2.2 million in the prior year primarily due to higher Sarbanes Oxley Act compliance and strategic planning costs.

•	Non-interest income increased $102,000 over second quarter 2004 levels principally due to the reimbursement of previous year legal costs associated with a charged off commercial loan.

•	The Company recorded no provision for loan losses in the quarter ended June 2005, as compared to $25,000 in the prior year. The Company recorded a large recovery on the above referenced prior year charged off loan which provided for any additional allowance needed in the current quarter.

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

It is management’s opinion that accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity required in making these estimates. Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required for probable credit losses and the material effect that such judgments can have on the results of operations. Management’s quarterly evaluation of the adequacy of the allowance considers the Company’s historical loan loss experience, review of specific loans, current economic conditions and such other factors considered appropriate to estimate losses. Management uses presently available information to estimate probable losses on loans; however, future additions to the allowance may be necessary based on changes in estimates, assumptions or economic conditions. Significant factors that could give rise to changes in these estimates include, but are not limited to, changes in economic conditions in the local area, concentrations of risk and declines of local property values.

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

These critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 2 to the consolidated financial statements reported on the Company’s 2004 Form 10-KSB to obtain a better understanding of how our financial performance is reported.

Analysis of Net Interest Income.
Average Balances, Interest and Average Yields - The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on interest-earnings assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities includes a tax equivalent adjustment for bank qualified municipals.

	Average Balances, Interest and Average Yields

	For the three months ended June 30, 2005				For the three months ended June 30, 2004

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

Assets:					(Dollars in thousands)
Interest-earning assets:
Loans	$238,903	$3,658	6.14%		$212,503	$3,281	6.19%
Securities (1)	16,295	206	5.06		25,287	288	4.57
Federal funds sold & other
Interest bearing deposits	40,559	281	2.78		7,514	15	0.79

Total interest-earnings assets	295,757	4,145	5.62		245,304	3,584	5.86
Noninterest-earning assets	16,351				18,386

Total assets	$312,108				$263,690

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$94,872	$178	0.75		$94,951	$177	0.75
Time deposits	67,385	440	2.62		67,274	392	2.34
Money market accounts	5,814	10	0.70		9,838	19	0.77
Other interest bearing deposits	9,770	12	0.48		6,924	13	0.74

Total interest-bearing deposits	177,841	640	1.44		178,987	601	1.35
Borrowings	9,949	87	3.51		16,603	141	3.41

Total interest-bearing liabilities	187,790	727	1.55		195,590	742	1.52

Noninterest-bearing deposits	27,618				27,990
Other liabilities	4,169				4,544

Total liabilities	219,577				228,124
Shareholders’ equity	92,531				35,566

Total liabilities and shareholders’ equity	$312,108				$263,690

Net interest income		3,418				2,842
Tax equivalent adjustment on securities		(39)				(52)

Net interest income per consolidated financial statements		$3,379				$2,790

Net interest rate spread			4.07%				4.34%
Net interest margin			4.64%				4.65%
Ratio of interest-earning assets to interest-bearing liabilities			1.57	x			1.25	x
(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

	Average Balances, Interest and Average Yields

	For the six months ended June 30, 2005				For the six months ended June 30, 2004

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

Assets:					(Dollars in thousands)
Interest-earning assets:
Loans	$236,264	$7,230	6.12%		$210,556	$6,602	6.27%
Securities (1)	17,063	421	4.93		26,438	594	4.49
Federal funds sold & other
Interest bearing deposits	23,002	307	2.67		7,609	30	0.80

Total interest-earnings assets	276,329	7,958	5.76		244,603	7,226	5.91
Noninterest-earning assets	17,030				18,169

Total assets	$293,359				$262,772

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$98,557	$356	0.72		$93,627	$372	0.79
Time deposits	67,947	861	2.53		68,073	807	2.37
Money market accounts	6,795	29	0.85		9,092	37	0.82
Other interest bearing deposits	9,571	26	0.54		6,631	26	0.78

Total interest-bearing deposits	182,870	1,272	1.39		177,423	1,242	1.40
Borrowings	13,836	225	3.25		17,055	296	3.47

Total interest-bearing liabilities	196,706	1,497	1.52		194,478	1,538	1.59

Noninterest-bearing deposits	27,406				27,335
Other liabilities	4,238				4,419

Total liabilities	228,350				226,232
Shareholders’ equity	65,009				36,540

Total liabilities and shareholders’ equity	$293,359				$262,772

Net interest income		6,461				5,688
Tax equivalent adjustment on securities		(80)				(103)

Net interest income per consolidated financial statements		$6,381				$5,585

Net interest rate spread			4.24%				4.32%
Net interest margin			4.72%				4.69%
Ratio of interest-earning assets to interest-bearing liabilities			1.40	x			1.26	x
(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

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

	Rate Volume Analysis

	Three months ended June 30, 2005 Compared to Three months ended June 30, 2004			Six months ended June 30, 2005 Compared to Six months ended June 30, 2004

	Increases (decreases) due to			Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net

		(thousands)			(thousands)
Assets:
Interest-earning assets:
Loans	$(28)	$405	$377	$(155)	$783	$628
Securities (1)	20	(102)	(82)	37	(210)	(173)
Federal funds sold & other Interest bearing deposits	201	65	266	215	62	277

Total interest-earnings assets	193	368	561	97	635	732

Interest-bearing liabilities:
Savings accounts	—	—	—	(35)	19	(16)
Time deposits	47	1	48	55	(1)	54
Money market accounts	(1)	(8)	(9)	1	(9)	(8)
Other interest bearing deposits	(6)	6	—	(11)	11	—

Total interest-bearing deposits	40	(1)	39	10	20	30
Borrowings	3	(57)	(54)	(15)	(56)	(71)

Total interest-bearing liabilities	43	(58)	(15)	(5)	(36)	(41)

Net change in interest income (1)	$(150)	$426	$576	$102	$671	$773

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004:

                Total assets at June 30, 2005 were $311.3 million, an increase of $43.1 million from $268.2 million at December 31, 2004. Cash and federal funds increased by $34.4 million in the first six months of 2005 from $6.9 million at December 31, 2004 to $41.3 million at June 30, 2005 due to receipt of the proceeds of the Company’s stock offering which closed on March 30, 2005. Securities decreased by $3.7 million from $19.1 million to $15.4 million over the same period. The decrease in securities was attributable to the sale of shares in an equity mutual fund, as well as maturities in the investment portfolio. These decreases were utilized to fund increases in the Company’s loan portfolio.

                The Company’s loan portfolio increased by $12.9 million, or 5.5%, during the first half of 2005 from $233.3 million at December 31, 2004 to $246.2 million at June 30, 2005. During the first half of 2005, the Company originated approximately $30.4 million of loans, as compared to approximately $35.4 million of loans originated in the same period of 2004. The majority of the growth in the loan portfolio this year to date has been in the mortgage area. This growth is attributable to the Company’s emphasis on marketing these products as well as a lower volume of loan prepayments. Non-performing loans as a percentage of total loans increased to 0.62% at June 30, 2005 as compared to 0.36% at December 31, 2004. The allowance for loan losses as a percentage of total loans was 0.93% and 0.86% at June 30, 2005 and December 31, 2004, respectively. In addition, the allowance for loan losses as a percent of non-performing loans was 150.2% at June 30, 2005, as compared to 241.3% at December 31, 2004.

                Total deposits decreased from $208.8 million at year-end to $204.6 million at June 30, 2005. The overall decrease in deposits is attributable to the purchase of stock in the second-step offering by depositors using funds on deposit. During the first half of 2005, savings deposits and time deposits decreased by $1.8 million, or 1.9%, and $1.7 million, or 2.5%, respectively. Money market accounts decreased over the same period by $2.2 million, or 29.4%. Non-interest bearing deposits grew by $1.2 million or 4.5% during the first half of 2005. Other interest bearing deposits increased $259,000, or 2.5% over the same time period.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2005 and 2004

General

                During the three months ended June 30, 2005, the Company recorded net income of $970,000 as compared to $680,000 for the second quarter of 2004. The increase in net income is comprised of a $589,000 increase in net interest income before loan loss provision, a reduction of loan loss provision of $25,000 and an increase of $102,000 in non-interest income, which were partially offset by an increase in non-interest expense of $223,000 and a $203,000 increase in income tax expense.

                Diluted earnings per share were $0.10 per diluted share for the three months ended June 30, 2005 in comparison to $0.07 per diluted share for the same quarter of 2004. The increase in earnings per share is directly attributed to the above referenced increase in second quarter net income.

Net Interest Income

                 Net interest income before loan loss provision for the quarter ended June 30, 2005 increased by $589,000 or 21.1% as compared to the same quarter of 2004. This increase is attributable to growth in the Company’s portfolio of earning assets and reduced interest expense paid on borrowings.

Interest Income

                Interest income increased to $4.1 million for the quarter ended June 30, 2005 from $3.5 million for the same quarter of 2004. The increase in interest income was attributable to the growth in the Company’s average earning assets from $245 million for the second quarter of 2004 to $296 million in the current quarter. Average loan balances for the second quarter of 2005 were $238.9 million, an increase of $26.7 million over the average outstanding loans for the second quarter of 2004. The yield on the Company’s loan portfolio for the quarter ended June 30, 2005 was 6.14% in comparison to a yield of 6.19% for the same period last year. Interest income on securities declined $69,000 from $236,000 for the quarter ended June 30, 2004 to $167,000 for the quarter ended June 30, 2005. Comparatively, the average balance of securities declined by $9.0 million, or 35.6% from the second quarter of 2004 to $16.3 million for the current quarter and the yield on the Company’s securities increased from 4.57% to 5.06% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits increased by $266,000 to $281,000 for the quarter ended June 30, 2005 from the same quarter in 2004 due to increased both increased average balances and yields.

Interest Expense

                Interest expense decreased from $742,000 in the quarter ended June 30, 2004 to $727,000 for the same quarter of 2005. Interest expense on deposits increased to $640,000 for the quarter ended June 30, 2005 from $601,000 for the quarter ended June 30, 2004, due rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds decreased to $87,000 for the quarter ended June 30, 2005 from $141,000 for the comparative quarter of 2004 primarily due to a decrease in the average balance of borrowings to $9.9 million in the current quarter as compared to $16.6 million in the second quarter of 2004.

Provision for Loan Losses

                The Company recorded no provision for loan losses in the first quarter of 2005 as compared to a provision of $25,000 in the same quarter of 2004. Asset quality was less favorable at June 30, 2005, than at year end 2004 with non-performing loans as a percent of loans of 0.62% and the allowance for loan losses as a percent of non-performing loans of 150.2% at June 30, 2005, as compared to 0.36% and 241.3%, respectively at December 31, 2004. Accordingly, the allowance for loan losses as a percentage of loans has been increased to 0.93% at June 30, 2005 from 0.86% at the prior year end. During the current quarter, the Company received a large recovery on a commercial loan that had been charged off in 2000. Receipt of this recovery increased the allowance to an appropriate level without the need for an additional provision.

                In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company’s market area, which can impact the inherent risk of loss in the Company’s loan portfolio.

Non-Interest Income and Non-Interest Expense

                Non-interest income grew by $102,000 to $582,000 in the second quarter of 2005, a 21.3% increase over the same period of 2004. This increase is primarily attributable to the reimbursement of prior year legal fees expended in relation to the above referenced loan loss recovery totaling $167,000. Partially offsetting this increase was a decrease in gains on securities sales of $35,000 as compared to the same quarter of 2004.

                Non-interest expense increased by $223,000 to $2.4 million in the current quarter compared to $2.2 million in the same period of 2004, primarily due to increased expenditures related to compliance with Sarbanes Oxley Act Section 404 and strategic planning initiatives.

                Income tax expense for the second quarter of 2005 increased to $584,000 from $381,000 in the same period of 2004, directly due to the increase in pre-tax income.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2005 and 2004

General

                During the six months ended June 30, 2005, the Company recorded net income of $1,609,000 as compared to $1,125,000 for the first half of 2004. The increase in net income is comprised of a $796,000 increase in net interest income before loan loss provision, a reduction of loan loss provision of $125,000 and an increase of $183,000 in non-interest income, which were partially offset by an increase in non-interest expense of $318,000 and a $302,000 increase in income tax expense.

                Diluted earnings per share were $0.17 per diluted share for the six months ended June 30, 2005 in comparison to $0.12 per diluted share for the same period of 2004. The increase in earnings per share is directly attributed to the above referenced increase in year to date net income.

Net Interest Income

                 Net interest income before loan loss provision for the six months ended June 30, 2005 increased by $796,000 or 14.3% as compared to the same period of 2004. This increase is attributable to growth in the Company’s portfolio of earning assets and reduced interest expense paid on borrowings.

Interest Income

                Interest income increased to $7.9 million for the six months ended June 30, 2005 from $7.1 million for the same period of 2004. The increase in interest income was attributable to the growth in the Company’s average earning assets from $245 million for the first half of 2004 to $276 million in the current year to date. Average loan balances for the first six months of 2005 were $236.3 million, an increase of $25.7 million over the average outstanding loans for the same period of 2004. The yield on the Company’s loan portfolio for the six months ended June 30, 2005 was 6.12% in comparison to a yield of 6.27% for the same period last year. Interest income on securities declined $150,000 from $491,000 for the six months ended June 30, 2004 to $341,000 for the six months ended June 30, 2005. Comparatively, the average balance of securities declined by $9.4 million, or 35.5% from the first half of 2004 to $17.1 million for the current year to date and the yield on the Company’s securities increased from 4.49% to 4.93% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits increased by $277,000 to $307,000 for the first half of 2005 from the same period in 2004 due to increased both increased average balances and yields.

Interest Expense

                Interest expense remained constant at $1.5 million for the six months ended June 30, 2005 and 2004. Interest expense on deposits increased to $1.3 million for the half ended June 30, 2005 from $1.2 million for the six months ended June 30, 2004, due to higher average outstanding balances as well as rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds decreased to $225,000 for the six months ended June 30, 2005 from $296,000 for the comparative period of 2004 primarily due to a decrease in the average balance of borrowings to $13.8 million in the current half as compared to $17.1 million in the six months ended 2004.

Provision for Loan Losses

                The Company recorded no provision for loan losses in the first half of 2005 as compared to a provision of $125,000 in the same period of 2004. Asset quality was less favorable at June 30, 2005, than at year end 2004 with non-performing loans as a percent of loans of 0.62% and the allowance for loan losses as a percent of non-performing loans of 150.2% at June 30, 2005, as compared to 0.36% and 241.3%, respectively at December 31, 2004. Accordingly, the allowance for loan losses as a percentage of loans has been increased to 0.93% at June 30, 2005 from 0.86% at the prior year end. During the second quarter of 2005, the Company received a large recovery on a commercial loan that had been charged off in 2000. Receipt of this recovery increased the allowance to an appropriate level without the need for an additional provision.

                In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company’s market area, which can impact the inherent risk of loss in the Company’s loan portfolio.

Non-Interest Income and Non-Interest Expense

                Non-interest income grew by $183,000 to $1.1 million for the first six months of 2005, a 21.1% increase over the same period of 2004. This increase is primarily attributable to the reimbursement of prior year legal fees expended in relation to the above referenced loan loss recovery totaling $167,000 and a $67,000 year to date increase in fee revenue. Partially offsetting these increases was a decrease in gains on securities sales of $52,000 as compared to the same period of 2004.

                Non-interest expense increased to $4.9 million in the first six months of 2005 compared to $4.6 million in the same period of 2004, primarily due to increased expenditures related to compliance with Sarbanes Oxley Act Section 404 and strategic planning initiatives, as well as higher occupancy costs.

                Income tax expense for the first half of 2005 increased to $935,000 from $633,000 in the same period of 2004, directly due to the increase in pre-tax income.

Liquidity and Capital Resources

                The Company’s primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $26.2 million. At June 30, 2004, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and amortizing notes totaling $9.9 million.

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

                On March 30, 2005, the Company closed on its “second-step” conversion and stock offering. As a result of the stock offering, the Company received net proceeds of $53.5 million, excluding $2.36 million which was loaned by the Company to the ESOP enabling it to purchase 236,000 shares of common stock in the stock offering for future allocation to participants. In addition, the Company received $1.9 million previously held by Rome MHC as part of the reorganization. Of the proceeds received, $11.5 million were utilized to pay down FHLB advances and overnight lines of credit.

                The Company’s primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the six months ended June 30, 2005, the Company originated loans of approximately $30.4 million, as compared to $35.4 of loans originated in the first half of 2004.

                At June 30, 2005, the Company had loan commitments to borrowers of approximately $9.3 million, and available letters and lines of credit of approximately $11.8 million.

                Time deposit accounts scheduled to mature within one year were $44.1 million at June 30, 2005. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

                At June 30, 2005, the Bank exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at June 30, 2005 was $56.4 million, or 18.12% of adjusted assets.

In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have leverage (Tier 1) capital of $15.6 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2005, the Bank had a total risk-based capital ratio of 27.25%.

                The Company paid cash dividends of $0.132 per share during the six-month period ended June 30, 2005 at a cost of $834,000.

                The Company does not anticipate any material capital expenditures, nor does it have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

Off-Balance Sheet Arrangements

                The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

                In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We maintain a postretirement benefit plan that may be impacted by the Act. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides authoritative guidance on the accounting for the effects of the Act and supersedes FSP FAS 106-1. FSP No. 106-2 is effective for the first interim or annual period beginning after June 15, 2004 which, for the Company, is July 1, 2004. However, if the effects of the Act are not a significant event as defined in FSP No. 106-2, or if benefits under the Company’s plan are not actuarially equivalent to the Medicare benefit, then effects of the Act will be measured at the next measurement date for the plan. The next measurement date for the Company’s postretirement benefit plan is December 31, 2005.

                Net periodic benefit costs for postretirement benefits in footnote nine do not reflect any amount associated with the subsidy provided by the Act because the Company was unable to conclude whether the benefits provided by its plan are actuarially equivalent to Medicare Part D under the Act.

                In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim reporting period of 2006 (the Company’s fiscal period beginning January 1, 2006). The Company is currently reviewing the effect of this Statement on its consolidated financial statements as it relates to future option grants.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

                There has been no material change in the Company’s interest rate risk profile since December 31, 2004. For a more complete discussion of the Company’s asset and liability management policies see

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 Form 10-KSB.

                As a result of receipt of the proceeds of the Company’s reorganization and stock offering on March 30, 2005, the Company had deposit balances with two financial institutions in the amounts of $17.3 million and $16.6 million at June 30, 2005. This asset concentration is temporary in nature and will diminish as the stock offering proceeds are deployed into other earning assets.

Item 4. Controls and Procedures

                Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

                There have been no significant changes in the Company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.            Legal Proceedings

                        None.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

                        None.

Item 3.            Defaults Upon Senior Securities

                        None.

Item 4.            Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (“Meeting”) on June 1, 2005. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to the shareholders and the tabulation for votes for each proposal is as follows:

1.	Election of three directors to serve for a three-year term on the Board of Directors.
The number of votes cast with respect to this matter was a follows:

Nominee	For	Withheld	Broker Non-Votes

Kirk B. Hinman	7,939,233	411,204	—
Charles M. Sprock	7,935,833	414,604	—
Michael J. Valentine	7,939,259	411,178	—

The following directors’ terms continued after the meeting: Bruce R. Englebert, David C. Grow, T. Richard Leidig, Richard H. McMahon and Marion C. Scoville.

2. Ratification of the appointment of Crowe Chizek and Company, LLC as independent auditors for the fiscal year ended December 31, 2005.

The number of votes cast with respect to this matter was as follow:

For	Withheld	Abstain	Broker Non-Votes
7,502,360	792,685	55,391	—

Item 5.            Other Information

                        None.

Item 6.            Exhibits and Reports on Form 8-K

(a)	Exhibits:
31 - Rule 13a-14(a)/15d-14(a) Certifications

32 - Section 1350 Certifications

SIGNATURES

                Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board,	August 9, 2005
Charles M. Sprock	President and Chief Executive Officer (Principal Executive Officer)

August 9, 2005
/s/David C. Nolan	Treasurer and Chief
David C. Nolan	Financial Officer (Principal Financial Officer)