Form 10-Q
period 2005-09-30
ROME BANCORP INC
filed 2005-11-14
CIK 1088144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Commission file number 000-27481

Rome Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	16-1573070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Dominick Street, Rome, New York 13440-5810 (Address of principal executive offices) (315) 336-7300 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes    No  X

Indicate by check mark whether the registrant is a shell holding company (as defined in rule 12b-2 of the Exchange Act), Yes    No  X

Indicate the number of shares outstanding of each class of the issuer's classes of common stock as of the latest practicable date:

Class	Outstanding at November 10, 2005
Common Stock, par value $.01	9,678,128

ROME BANCORP, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

September 30, 2005 and December 31, 2004

(in thousands, except share data)

	(unaudited)
	September 30,	December 31,
	2005	2004
Assets

Cash and due from banks	$7,447	$5,977
Federal funds sold and other short-term investments	27,133	952
Total cash and cash equivalents	34,580	6,929
Securities available for sale, at fair value	13,460	17,494
Securities held to maturity (fair value of $1,563 and $1,624
at September 30, 2005 and December 31, 2004, respectively)	1,576	1,623
Loans	252,422	233,272
Less: Allowance for loan loss	(2,238)	(2,000)
Net loans	250,184	231,272
Premises and equipment, net	4,582	4,503
Accrued interest receivable	1,110	1,002
Other assets	4,959	5,329
Total assets	$ 310,451	$ 268,152

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$28,390	$26,390
Savings	91,484	95,848
Money market	5,073	7,397
Time	67,057	68,954
Other interest bearing	11,355	10,198
Total deposits	203,359	208,787
Borrowings	9,620	18,843
Other liabilities	4,356	4,264
Total liabilities	217,335	231,894

Shareholders' equity
Common Stock, $.01 par value; authorized: 30,000,000 shares;
issued: 9,658,246 shares; outstanding: 9,658,246 shares at
September 30, 2005: authorized: 11,339,200 shares; issued: 11,339,200 shares outstanding: 9,591,934 shares at December 31, 2004	96	33
Additional paid-in capital	59,850	10,756
Retained earnings	35,808	34,627
Treasury stock, at cost 0 shares at September 30, 2005 and
1,747,266 shares at December 31, 2004)	-	(8,963)
Accumulated other comprehensive income	156	391
Unallocated shares of employee stock ownership plan (ESOP); 477,559
shares at September 30, 2005 and 272,099 shares at December 31, 2004	(2,794)	(560)
Unearned compensation	-	(26)
Total shareholders' equity	93,116	36,258
Total liabilities and shareholders' equity	$310,451	$268,152

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2005 and 2004

(in thousands, except share data)

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Loans	$3,815	$3,392	$11,045	$9,993
Securities	164	206	567	696
Other short-term investments	260	5	505	36
Total interest income	4,239	3,603	12,117	10,725

Interest expense:
Deposits	679	620	1,951	1,862
Borrowings	85	130	310	425
Total interest expense	764	750	2,261	2,287

Net interest income	3,475	2,853	9,856	8,438

Provision for loan losses	-	200	-	325
Net interest income after provision for loan losses	3,475	2,653	9,856	8,113

Non-interest income:
Net gain on securities transactions	-	28	46	126
Other	454	425	1,460	1,196
Total non-interest income	454	453	1,506	1,322

Non-interest expense:
Salaries and employee benefits	1,284	1,250	3,936	3,871
Building, occupancy and equipment	383	413	1,251	1,190
Other	613	611	1,982	1,785
Total non-interest expense	2,280	2,274	7,169	6,846

Income before income tax expense	1,649	832	4,193	2,589
Income tax expense	637	293	1,572	926
Net income	$1,012	$539	$2,621	$1,663

Basic earnings per share	$0.11	$0.06	$0.28	$0.18
Diluted earnings per share	$0.11	$0.06	$0.27	$0.17

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
For Nine Months Ended September 30, 2005 and 2004
(in thousands, except share and per share data)(unaudited)

						Accumulated
		Additional				other	Unallocated
	Common	paid-in	Retained		Treasury	comprehensive	ESOP	Unearned
	stock	Capital	earnings		Stock	income	shares	compensation	Total
Balances at January 1, 2004	$33	$10,250	$33,255	$	$ (6,992)	$793	$(622)	$(78)	$36,639
Comprehensive income:
Net Income	-	-	1,663		-	-	-	-	1,663
Other comprehensive income	-	-			-	(315)	-	-	(315)
Total comprehensive income									1,348
Purchase of 118,726 treasury shares	-	-	-		(2,046)	-	-	-	(2,046)
Amortization of unearned compensation	-	-	-		-	-	-	39	39
Dividends paid ($0.165 per share)	-	-	(760)		-	-	-	-	(760)
Exercise of stock options	-	39	(25)		46				60
ESOP shares released for
allocation (15,117 shares)	-	261	-		-	-	47	-	308
Balances at September 30, 2004	$33	$10,550	$34,133	$	$ (8,992)	$478	$(575)	$(39)	$35,588

Balances at January 1, 2005	$33	$10,756	$34,627		$(8,963)	$391	$(560)	$(26)	$36,258
Comprehensive income:
Net Income	-	-	2,621		-	-	-	-	2,621
Other comprehensive loss	-	-	-		-	(235)	-	-	(235)
Total comprehensive income									2,386
Proceeds of common stock
offering and conversion of existing shares, net of expenses	75	57,759	-		-	-	(2,360)	-	55,474
Retirement of 1,747,266 treasury shares	(12)	(8,963)	-		8,963	-	-	-	(12)
Amortization of unearned compensation	-	-	-		-	-	-	26	26
Dividends paid ($0.199 per share)	-	-	(1,440)		-	-	-	-	(1,440)
Exercise of stock options	-	35	-		-	-	-	-	35
Tax benefit of vested RRP shares	-	73	-		-	-	-	-	73
ESOP shares released for
allocation (30,540 shares)	-	190	-		-	-	125	-	315
Balances at September 30, 2005	$96	$59,850	$35,808		$-	$156	$(2,795)	$-	$93,116

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(unaudited) (in thousands)

	2005	2004
Cash flows from operating activities:
Net income $	$ 2,621	$1,663
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	378	373
Increase (decrease) in accrued interest receivable	(108)	62
Net gain on securities sold	(46)	(126)
Provision for loan losses	-	325
Net (gain) loss on sales of real estate owned	(15)	42
Net accretion on securities	6	15
Proceeds from sales of loans	1,373	-
Net gain on loans sold	(16)	-
Increase (decrease) in other liabilities	92	(52)
Decrease in other assets	429	363
Allocation of ESOP shares	315	308
Amortization of Unearned Compensation	26	39
Net cash provided by operating activities	5,055	3,012

Cash flows from investing activities:
Net increase in loans	(20,186)	(16,323)
Proceeds from sales of securities available for sale	746	1,691
Proceeds from maturities and principal reductions of
securities available for sale	3,104	5,680
Purchases of securities available for sale	(1)	(3)
Purchases of securities held to maturity	-	(100)
Redemption of Federal Home Loan Bank stock	(175)	(198)
Proceeds from maturities and principal reductions of
securities held to maturity	55	733
Proceeds from sales of real estate owned	98	247
Additions to premises and equipment	(451)	(256)
Net cash used in investing activities	(16,810)	(8,529)

Cash flows from financing activities:
Decrease in time deposits	(1,897)	(2,040)
(Decrease) increase in other deposits	(3,531)	6,425
Net proceeds of stock offering and conversion	55,462	-
Repayments of borrowings	(12,223)	(5,010)
Additional borrowings	3,000	2,000
Purchase of treasury stock	-	(2,046)
Dividends paid	(1,440)	(760)
Exercise of stock options	35	21
Net cash provided by financing activities	39,406	(1,410)

Net (decrease) increase in cash and cash equivalents	27,651	(6,927)
Cash and cash equivalents at beginning of period	6,929	14,055

Cash and cash equivalents at end of period	$34,580	$7,128

Condensed Consolidated Statements of Cash Flows continued on next page.

                ROME BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004

(unaudited) (in thousands)

	2005	2004
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	$83	$87
Change in securities purchased and not settled	-	-
Cash paid during the period for:
Interest	2,269	2,311
	1,350	549
Income taxes

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

(2) Stock Offering and Conversion

On March 30, 2005, the second-step conversion of Rome MHC into a stock holding company structure and the related stock offering of this new stock holding company was completed. As a result of the second-step conversion, New Rome Bancorp, Inc. became the holding company for the Bank and was immediately renamed "Rome Bancorp, Inc." Rome Bancorp issued 5,900,000 shares of common stock at a price of $10.00 per share in the related stock offering and exchanged 1,650,254 shares of common stock of the now predecessor Rome Bancorp, Inc. into 3,742,246 shares of common stock of the newly formed Rome Bancorp, Inc. pursuant to an exchange ratio of 2.26784, cashing out fractional shares. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. Direct offering costs totaling $3.2 million were deducted from the proceeds of the shares sold in the offering. As a result of the exchange and stock offering, as of March 30, 2005, the Company had 9,642,246 shares of common stock issued and outstanding. Net proceeds of $53.5 million were raised in the stock offering, excluding $2.36 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (ESOP); enabling the trust to purchase 236,000 shares of common stock in the stock offering for allocation under the ESOP. In addition, as part of the conversion and dissolution of Rome MHC, the Bank received $1.9 million of cash previously held by Rome MHC.

As a result of the second-step conversion, all share and per share amounts have been restated giving retroactive recognition to the third-step conversion ratio of 2.26784. Options granted under the Company's 2000 Stock Option Plan and common shares held by the Company's ESOP and Recognition and Retention Plan prior to the conversion were also exchanged using the conversion ratio of 2.26784.

(3) Earnings Per Share

The following summarizes the computation of earnings per share for the three and nine month periods ended September 30, 2005 and 2004.

	Three and nine months ended September 30 (in thousands, except share and per share data)

	Three months ended		Nine months ended
	2005	2004	2005	2004
Basic earnings per share:
Income available to common shareholders	$1,012	$539	$2,621	$1,663
Weighted average basic shares outstanding	9,394	9,268	9,365	9,290

Basic earnings per share	$0.11	$0.06	$0.28	$0.18

Diluted earnings per share:
Income available to common shareholders	$1,012	$539	$2,621	$1,663
Weighted average basic shares outstanding	9,394	9,268	9,365	9,290
Effect of dilutive securities:
Stock options	194	219	199	225
Unearned compensation	-	12	7	20
Weighted average diluted shares outstanding	9,588	9,499	9,571	9,534

Diluted earnings per share	$0.11	$0.06	$0.27	$0.17

(4) Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net change in unrealized loss on
available-for-sale securities arising during the period	$(67)	$(154)	$(279)	$(399)
Reclassification adjustment for net realized gain
included in net income	—	(28)	(46)	(126)
Other comprehensive loss, before tax	(67)	(182)	(325)	(525)
Deferred tax benefit	(27)	(73)	(157)	(210)
Other comprehensive loss	$(40)	$(109)	$(235)	$(315)

(5)	Securities

	Securities are summarized as follows (in thousands):

		September 30, 2005		December 31, 2004

		Amortized	Fair	Amortized	Fair
		Cost	value	cost	value

	Available-for-sale:
	U.S. Government agencies	$1,145	$1,190	$2,244	$2,325
	State and Municipal obligations	5,787	5,911	7,004	7,266
	Mortgage-backed securities
	FNMA	-	-	126	129
	FHLMC	686	708	840	883
	Corporate bonds	2,512	2,532	3,024	3,116

	Total debt securities	10,130	10,341	13,238	13,719

	FHLB stock	1,278	1,278	1,103	1,103
	Equity and other securities	1,793	1,841	2,500	2,672

	Total available for sale	$13,201	$13,460	$16,841	$17,494

	Held-to-maturity:
	U.S. Government securities	$1,311	$1,294	$1,320	$1,313
	Mortgage-backed securities
	GNMA	79	83	100	108
	FHLMC	4	4	6	6
	Other bonds	182	182	197	197

	Total held to maturity	$1,576	$1,563	$1,623	$1,624

FHLB stock is carried at cost since fair values are not readily determinable.

Securities pledged at both September 30, 2005 and December 31, 2004 had a carrying amount of $1.2 million. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

(6)	Loans

Loans are summarized as follows (in thousands):

	September 30,	December 31,
	2005	2004
Mortgage loans:
Residential (1-4 family)	$ 122,515	$ 114,138
Commercial	53,357	49,364
Construction and land	4,581	5,469

Total Mortgage loans	180,453	168,971
Other loans:
Commercial	24,988	21,507
Automobile loans	17,913	15,529
Property improvement
and equipment	14,807	12,766
Other consumer	14,261	14,499

Total Other loans	71,969	64,301

Total Loans	$ 252,422	$ 233,272

Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Balance at beginning of period	$ 2,295	$ 1,814	$ 2,000	$ 1,809
Provision charged to operations	-	200	-	325
Loans charged off	(88)	(154)	(272)	(363)
Recoveries	31	51	510	140
Balance at end of period	$ 2,238	$ 1,911	$ 2,238	$ 1,911

The Company's recorded investment in loans that are considered impaired totaled $243,000 and $268,000 at September 30, 2005 and December 31, 2004, respectively. These impaired loans carried allowances of $85,000 at September 30, 2005 and $94,000 at December 31, 2004. The average recorded investment in impaired loans was $252,000 and $273,000 in the nine months ended September 2005 and 2004, respectively. The Company recognized no interest on impaired loans during the three and nine months ended September 30, 2005 and 2004.

The principal balances of loans not accruing interest amounted to $1.2 million and $743,000 at September 30, 2005 and December 31, 2004, respectively. Loans 90 days past due and accruing interest amounted to $137,000 and $86,000 at September 30, 2005 and December 31, 2004 and 2003, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the nine months ended September 30, 2005 and 2004 was $45,200 and $46,400, respectively. There are no commitments to extend further credit on non-accruing loans.

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

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Stock Option Plan. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation requires companies not using a fair value based method of accounting for stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied.

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

Pro forma disclosures for the Company for the periods ended September 30, 2005 and 2004 utilizing the estimated fair value of the options granted and an assumed 5% forfeiture rate are as follows:

	Three months ended September 30,		Nine months ended September 30,
	(in thousands, except per share data)
	2005	2004	2005	2004
Net income:
As reported	$1,012	$539	$2,621	$1,663
Add: Stock based compensation expense included in net
income, net of related tax expense	8	8	24	24

Deduct: Total stock based compensation expense determined under fair value method, net of related tax expense	(17)	(17)	(51)	(51)
Pro forma	$1,003	$530	$2,594	$1,636

Basic earnings per share:
As reported	$0.11	$0.06	$0.28	$0.18
Pro forma	$0.11	$0.06	$0.28	$0.18
Diluted earnings per share:
As reported	$0.11	$0.06	$0.27	$0.17
Pro forma	$0.10	$0.06	$0.27	$0.17

Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the effect on reported net income and earnings per share for the periods ended September 30, 2005 and 2004 may not be representative of the effects on reported net income or earnings per share for future periods.

(9)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended September 30, (in thousands)
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2005	2004	2005	2004
Service cost	$-	$-	$8	$8
Interest cost	104	108	37	36
Expected return on plan assets	(164)	(160)	-	-
Curtailment charge	-	-	-	-
Amortization	17	20	-	-
Net periodic pension cost	$(43)	$(32)	$45	$44

	Nine months ended September 30, (in thousands)
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2005	2004	2005	2004
Service cost	$-	$-	$24	$24
Interest cost	312	324	111	108
Expected return on plan assets	(492)	(480)	-	-
Curtailment charge	-	-	-	-
Amortization	51	60	-	-
Net periodic pension cost	$(129)	$(96)	$135	$132

In December of 2002, the Company's Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. In the third quarter of 2005, the Company made a contribution of $100,000 to the defined benefit plan.

(10)	Borrowings

The Company is a member of the Federal Home Loan Bank of New York (FHLB). As a member, the Company is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. The following is a summary of advances from the FHLB (in thousands):

	At September 30,	At December 31,
	2005	2004
Bearing interest at 2.62% fixed, due 3/15/05	-	$ 4,500
FHLB Overnight Line of Credit, bearing interest at 2.38%	-	4,000

The Company is indebted to the FHLB under the following amortizing notes (in thousands). The Company has a blanket pledge on their one-to-four family mortgage loans as collateral for these borrowings.

	At September 30,	At December 31,
	2005	2004
Bearing interest at 3.67% fixed, due 7/3/15	$ 2,569	$ 2,728
Bearing interest at 3.36% fixed, due 7/3/13	4,501	4,869
Bearing interest at 3.59% fixed, due 11/26/08	2,550	2,746

The following table summarizes the combined aggregate amount of maturities for the above advances and notes for each of the five years after September 30, 2005, as well as remaining maturities beyond five years (in thousands):

Due in one year	$994
Due one through two years	1,029
Due two through three years	1,066
Due three through four years	2,511
Due four through five years	831
Due past five years	3,189
Total	$9,620

At September 30, 2005, the Company had additional availability on its FHLB line of credit of $31.6 million. This line of credit is subject to periodic review and renewal.

(11) Recent Accounting Pronouncements

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

Net periodic benefit costs for postretirement benefits in Note 9 do not reflect any amount associated with the subsidy provided by the Act because the Company was unable to conclude whether the benefits provided by its plan are actuarially equivalent to Medicare Part D under the Act.

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

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, whose sole business is conducted by its wholly-owned subsidiary, the Bank. The Bank's principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long and short-term marketable securities and other liquid investments. Since its conversion to federal charter on April 27, 2004, the Bank is regulated by the OTS as a federal savings bank.

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

Net income for the third quarter of 2005 was $1.0 million, an increase of 87.8% over the prior year's third quarter net income of $539,000. The significant factors and trends impacting the third quarter of 2005, which are discussed in greater detail below, were as follows:

•

2005 third quarter net interest income increased by $622,000 or 21.8% from the same quarter last year as a result of an increase in interest earning assets of $45.5 million or 18.3%. This increase is attributable to the proceeds of the Company's stock offering which closed on March 30, 2005.

•	Non-interest expense of $2.3 million was recorded in both the third quarters of 2005 and 2004.
•

The Company recorded no provision for loan losses in the quarter ended September 2005, as compared to $200,000 in the prior year. The Company recorded a large recovery in the second quarter of 2005 which provided for any additional allowance needed in the current quarter.

•	Non-interest income was constant for the third quarters of 2005 and 2004.

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

Management also considers the accounting policy relating to the impairment of long lived assets to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations. A decline in the fair value of long lived asset below cost that is deemed to be other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the asset. Management regularly reviews the current value of its long lived assets for evidence of other than temporary impairment.

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

Analysis of Net Interest Income.

Average Balances, Interest and Average Yields - The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on interest-earning assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities includes a tax equivalent adjustment for bank qualified municipals.

	Average Balances, Interest and Average Yields For the three months ended September 30,
	2005				2004
	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$246,785	$3,815	6.13%		$223,160	$3,392	6.03%
Securities (1)	15,194	200	5.22		22,242	252	4.50
Federal funds sold & other
Interest bearing deposits	31,647	260	3.27		2,749	5	0.77
Total interest-earnings assets	293,626	4,275	5.78		248,151	3,649	5.83
Noninterest-earning assets	18,196				16,668
Total assets	$311,822				$264,819
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$93,147	$176	0.75		$95,858	$181	0.75
Time deposits	66,700	468	2.79		68,620	404	2.34
Money market accounts	5,644	13	0.89		8,685	19	0.85
Other interest bearing deposits	10,721	22	0.82		8,494	17	0.78
Total interest-bearing deposits	176,212	679	1.53		181,658	620	1.35
Borrowings	9,707	85	3.47		16,188	130	3.18
Total interest-bearing liabilities	185,909	764	1.63		197,845	750	1.50
Noninterest-bearing deposits	27,385				27,009
Other liabilities	5,479				4,302
Total liabilities	218,783				229,156
Shareholders' equity	93,039				35,662
Total liabilities and shareholders' equity	$311,822				$264,819
Net interest income		3,511				2,900
Tax equivalent adjustment on securities		(36)				(46)
Net interest income per consolidated
financial statements		$3,475				$2,853
Net interest rate spread			4.14%				4.33%
Net interest margin			4.74%				4.64%
Ratio of interest-earning assets to
interest-bearing liabilities			1.58	x			1.25	x
(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities

	Average Balances, Interest and Average Yields For the nine months ended September 30,
	2005				2004
	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$239,810	$11,045	6.14%		$210,556	$9,993	6.20%
Securities (1)	16,433	683	5.04		26,438	846	4.51
Federal funds sold & other
Interest bearing deposits	25,915	505	2.92		7,609	36	0.80
Total interest-earnings assets	282,158	12,233	5.78		244,603	10,875	5.90
Noninterest-earning assets	17,423				18,169
Total assets	$299,581				$262,772
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$96,734	$532	0.73		$93,627	$553	0.78
Time deposits	67,527	1,329	2.62		68,073	1,211	2.37
Money market accounts	6,407	42	0.87		9,092	56	0.83
Other interest bearing deposits	9,958	48	0.64		6,631	42	0.78
Total interest-bearing deposits	180,626	1,951	1.44		177,423	1,862	1.39
Borrowings	12,444	310	3.32		17,055	425	3.38
Total interest-bearing liabilities	193,070	2,261	1.56		194,478	2,287	1.56
Noninterest-bearing deposits	27,153				27,335
Other liabilities	4,903				4,419
Total liabilities	225,126				226,232
Shareholders' equity	74,455				36,540
Total liabilities and shareholders' equity	$299,581				$262,772
Net interest income		9,972				8,588
Tax equivalent adjustment on securities		(116)				(150)
Net interest income per consolidated
financial statements		$9,856				$8,438
Net interest rate spread			4.22%				4.34%
Net interest margin			4.73%				4.67%
Ratio of interest-earning assets to
interest-bearing liabilities			1.46	x			1.26	x

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

	Rate Volume Analysis
	Three months ended September 30, 2005 Vs. Three months ended September 30, 2004			Nine months ended September 30, 2005 Vs. Nine months ended September 30, 2004

	Increases (decreases) due to			Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net
	(thousands)			(thousands)
Assets:
Interest-earning assets:
Loans	$62	$361	$423	$(87)	$1,138	$1,052
Securities (1)	28	(80)	(52)	65	(290)	(225)
Federal funds sold & other
Interest bearing deposits	199	56	255	413	119	531
Total interest-earnings assets	289	337	626	391	967	1,358

Interest-bearing liabilities:
Savings accounts	—	(5)	(5)	(34)	14	(20)
Time deposits	76	(11)	65	131	(13)	118
Money market accounts	1	(7)	(6)	1	(16)	(15)
Other interest bearing deposits	1	4	5	(10)	16	6
Total interest-bearing deposits	78	(19)	59	88	1	89
Borrowings	7	(52	(45)	(5)	(108)	(115)
Total interest-bearing liabilities	85	(71)	15	83	(107)	(26)
Net change in interest income (1)	$374	$266	$611	$308	$1,074	$1,384

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004:

Total assets at September 30, 2005 were $310.5 million, an increase of $42.3 million, or 15.8%, from $268.2 million at December 31, 2004. Cash and federal funds increased by $27.7 million in the first nine months of 2005 from $6.9 million at December 31, 2004 to $34.6 million at September 30, 2005 due to receipt of the proceeds of the Company's stock offering which closed on March 30, 2005. Securities decreased by $4.1 million, or 21.3%, from $19.1 million to $15.0 million over the same period. The decrease in securities was attributable to the sale of shares in an equity mutual fund, as well as maturities in the investment portfolio. These decreases, as well as some of the proceeds of the stock offering were utilized to fund increases in the Company's loan portfolio.

The Company's loan portfolio increased by $19.1 million, or 8.2%, during the first nine months of 2005 from $233.3 million at December 31, 2004 to $252.4 million at September 30, 2005. During the first three quarters of 2005, the Company originated approximately $49.5 million of loans, as compared to approximately $53.0 million of loans originated in the same period of 2004. The majority of the growth in the loan portfolio this year to date has been in the residential and commercial mortgage area. This growth is attributable to the Company's emphasis on marketing these products as well as a lower volume of loan prepayments. Non-performing loans as a percentage of total loans increased to 0.55% at September 30, 2005 as compared to 0.36% at December 31, 2004. The allowance for loan losses as a percentage of total loans was 0.89% and 0.86% at September 30, 2005 and December 31, 2004, respectively. In addition, the allowance for loan losses as a percent of non-performing loans was 161.7% at September 30, 2005, as compared to 241.3% at December 31, 2004.

Total deposits decreased from $208.8 million at year-end to $203.4 million at September 30, 2005. The overall decrease in deposits of $5.4 million or 2.6%, is primarily attributable to the purchase of stock in the second-step offering by depositors using funds on deposit. During the first nine months of 2005, savings deposits and time deposits decreased by $4.4 million, or 4.5%, and $1.9 million, or 2.8%, respectively. Money market accounts decreased over the same period by $2.3 million, or 31.4%. Non-interest bearing deposits grew by $2.0 million or 7.6% during the first three quarters of 2005. Other interest bearing deposits increased $1.2 million, or 11.3% over the same time period.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2005 and 2004

General

During the three months ended September 30, 2005, the Company recorded net income of $1.0 million an increase of $473,000, or 87.8%, over the third quarter of 2004. The increase in net income is comprised of a $622,000 increase in net interest income before loan loss provision, a reduction of loan loss provision of $200,000 and a $344,000 increase in income tax expense.

Diluted earnings per share were $0.11 per diluted share for the three months ended September 30, 2005 in comparison to $0.06 per diluted share for the same quarter of 2004. The increase in earnings per share is directly attributed to the above referenced increase in third quarter net income.

Net Interest Income

Net interest income before loan loss provision for the quarter ended September 30, 2005 increased by $622,000, or 21.8%, compared to the same quarter of 2004. This increase is attributable to growth in the Company's portfolio of earning assets as well as an increase in net interest margin.

Interest Income

Interest income increased $636,000 or 17.7%, to $4.2 million for the quarter ended September 30, 2005 from $3.6 million for the same quarter of 2004. The increase in interest income was primarily attributable to the growth in the Company's average earning assets from $248 million for the third quarter of 2004 to $294 million in the current quarter. Average loan balances for the third quarter of 2005 were $246.8 million, an increase of $23.6 million over the average outstanding loans for the third quarter of 2004. The yield on the Company's loan portfolio for the quarter ended September 30, 2005 increased to 6.13% from 6.03% for the same period last year. Interest income on securities declined $42,000 from $206,000 for the quarter ended September 30, 2004 to $164,000 for the quarter ended September 30, 2005. Comparatively, the average balance of securities declined by $7.0 million, or 31.6%, from the third quarter of 2004 to $15.2 million for the current quarter and the yield on the Company's securities increased from 4.50% to 5.22% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits increased by $255,000 to $260,000 for the quarter ended September 30, 2005 from the same quarter in 2004 due to increased both increased average balances and yields.

Interest Expense

Interest expense increased $14,000, or 1.9%, to $764,000 in the quarter ended September 30, 2004 from $750,000 for the same quarter of 2005. Interest expense on deposits increased to $679,000 for the quarter ended September 30, 2005 from $620,000 for the quarter ended September 30, 2004, due to rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds decreased to $85,000 for the quarter ended September 30, 2005 from $130,000 for the same quarter of 2004 primarily due to a decrease in the average balance of borrowings to $9.7 million in the current quarter as compared to $16.2 million in the third quarter of 2004.

Provision for Loan Losses

The Company recorded no provision for loan losses in the third quarter of 2005 as compared to a provision of $200,000 in the same quarter of 2004. Asset quality was less favorable at September 30, 2005, than at year end 2004 with non-performing loans as a percent of loans of 0.55% and the allowance for loan losses as a percent of non-performing loans of 161.7% at September 30, 2005, as compared to 0.36% and 241.3%, respectively, at December 31, 2004. Accordingly, the allowance for loan losses as a percentage of loans has been increased to 0.89% at September 30, 2005 from 0.86% at the prior year end. At September 30, 2005, three quarters of the increase in non-performing loans over year end levels were attributable to three specific customers. The Company believes that these loans are adequately reserved for. During the second quarter of 2005, the Company received a large recovery on a commercial loan that had been charged off in 2000. Receipt of this recovery increased the allowance to an appropriate level without the need for an additional provision.

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

Non-Interest Income and Non-Interest Expense

Non-interest income for the third quarter of 2005 remained constant with the revenues generated in the third quarter of 2005. There were no gains on securities sales in the third quarter of 2005 compared to $28,000 in the same quarter of 2004, as no securities were sold. Offsetting this were gains on the sale of residential mortgage loans and other real estate in the amounts of $16,000 and $15,000, respectively.

Non-interest expense for the third quarter of 2005 remained basically unchanged from the level of expenditures in the same period last year. Wage and benefit costs for the third quarter of 2005 were $34,000, or 2.7% higher than the same quarter of 2004, reflecting normal inflationary costs. This increase was offset by savings in occupancy expenses. Income tax expense for the third quarter of 2005 increased to $637,000, or 117.4%, from $293,000 in the same period of 2004, directly due to the increase in pre-tax income.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2005 and 2004

General

During the nine months ended September 30, 2005, the Company recorded net income of $2.6 million an increase of $958,000, or 57.6%, over the same period of 2004. The increase in net income is comprised of a $1.4 million increase in net interest income before loan loss provision, a reduction of loan loss provision of $325,000 and an increase of $184,000 in non-interest income, which were partially offset by an increase in non-interest expense of $323,000 and a $646,000 increase in income tax expense.

Diluted earnings per share were $0.27 per diluted share for the nine months ended September 30, 2005 in comparison to $0.17 per diluted share for the same period of 2004. The increase in earnings per share is directly attributed to the above referenced increase in year to date net income.

Net Interest Income

Net interest income before loan loss provision for the nine months ended September 30, 2005 increased by $1.4 million, or 16.8%, as compared to the same period of 2004. This increase is attributable to growth in the Company's portfolio of earning assets and an increase in net interest margin.

Interest Income

Interest income increased by $1.4 million, or 13.0%, to $12.1 million for the nine months ended September 30, 2005 from $10.7 million for the same period of 2004. The increase in interest income was attributable to the growth in the Company's average earning assets from $245.8 million for the first three quarters of 2004 to $282.2 million in the current year to date. Average loan balances for the first nine months of 2005 were $239.8 million, an increase of $29.2 million over the average outstanding loans for the same period of 2004. The yield on the Company's loan portfolio for the nine months ended September 30, 2005 was 6.14% in comparison to a yield of 6.20% for the same period last year. Interest income on securities declined $129,000 from $696,000 for the nine months ended September 30, 2004 to $567,000 for the nine months ended September 30, 2005. Comparatively, the average balance of securities declined by $10.0 million, or 37.8%, from the first nine months of 2004 to $16.4 million for the current year to date and the yield on the Company's securities increased from 4.51% to 5.04% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits increased by $469,000 to $505,000 for the first nine months of 2005 from the same period in 2004 due to increased both increased average balances and yields.

Interest Expense

Interest expense remained constant at $2.3 million for the nine months ended September 30, 2005 and 2004. Interest expense on deposits increased to $2.0 million for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004, due to higher average outstanding balances as well as rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds decreased to $310,000 for the nine months ended September 30, 2005 from $425,000 for the comparative period of 2004 primarily due to a decrease in the average balance of borrowings to $12.4 million in the current year to date as compared to $17.0 million in the nine months ended 2004.

Provision for Loan Losses

The Company recorded no provision for loan losses in the first three quarters of 2005 as compared to a provision of $325,000 in the same period of 2004. Asset quality was less favorable at September 30, 2005, than at year end 2004 with non-performing loans as a percent of loans of 0.55% and the allowance for loan losses as a percent of non-performing loans of 161.7% at September 30, 2005, as compared to 0.36% and 241.3%, respectively at December 31, 2004. Accordingly, the allowance for loan losses as a percentage of loans has been increased to 0.89% at September 30, 2005 from 0.86% at the prior year end. During the second quarter of 2005, the Company received a large recovery on a commercial loan that had been charged off in 2000. Receipt of this recovery increased the allowance to an appropriate level without the need for an additional provision. At September 30,

2005, three quarters of the increase in non-performing loans over year end levels were attributable to three specific customers. The Company believes that these loans are adequately reserved for.

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

Non-Interest Income and Non-Interest Expense

Non-interest income grew by $184,000 to $1.5 million for the first nine months of 2005, a 13.9% increase over the same period of 2004. This increase is primarily attributable to the reimbursement in the second quarter of 2005 of prior year legal fees expended in relation to the above referenced loan loss recovery totaling $167,000 and a $97,000 year to date increase in other revenue, the majority of which was fee related. Partially offsetting these increases was a decrease in gains on securities sales of $80,000 as compared to the same period of 2004.

Non-interest expense increased to $7.2 million in the first nine months of 2005 compared to $6.8 million in the same period of 2004, primarily due to increased expenditures related to compliance with Sarbanes Oxley Act Section 404 and strategic planning initiatives, as well as higher wage and occupancy costs.

Income tax expense for the first nine months of 2005 increased to $1.6 million from $926,000 in the same period of 2004, directly due to the increase in pre-tax income.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $31.6 million. At September 30, 2004, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and amortizing notes totaling $9.6 million.

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

On March 30, 2005, the Company closed on its "second-step" conversion and stock offering. As a result of the stock offering, the Company received net proceeds of $53.5 million, excluding $2.36 million which was loaned by the Company to a trust for the ESOP, enabling the ESOP to purchase 236,000 shares of common stock in the stock offering for future allocation under the ESOP. In addition, the Company received $1.9 million previously held by Rome MHC as part of the reorganization. Of the proceeds received, $11.5 million were utilized to pay down FHLB advances and overnight lines of credit.

The Company's primary investing activities include the origination of loans, and to a lesser extent, the purchase of investment securities. For the nine months ended September 30, 2005, the

Company originated loans of approximately $49.5 million, as compared to $53.0 of loans originated in the first nine months of 2004.

At September 30, 2005, the Company had loan commitments to borrowers of approximately $8.5 million, and available letters and lines of credit of approximately $13.1 million.

Time deposit accounts scheduled to mature within one year were $43.6 million at September 30, 2005. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

At September 30, 2005, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (Tier 1) capital at September 30, 2005 was $57.5 million, or 18.52% of adjusted assets. In order to be classified as "well-capitalized" by the FDIC, the Bank is required to have leverage (Tier 1) capital of $15.5 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At September 30, 2005, the Bank had a total risk-based capital ratio of 27.54%.

The Company paid cash dividends of $0.1986 per share during the nine-month period ended September 30, 2005 at a cost of $1.4 million.

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

Net periodic benefit costs for postretirement benefits in Note 9 do not reflect any amount associated with the subsidy provided by the Act because the Company was unable to conclude whether the benefits provided by its plan are actuarially equivalent to Medicare Part D under the Act.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company's interest rate risk profile since December 31, 2004. For a more complete discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2004 Form 10-KSB.

As a result of receipt of the proceeds of the Company's reorganization and stock offering on March 30, 2005, the Company had deposit balances with two financial institutions in the amounts of $13.7 million and $12.9 million at September 30, 2005. This asset concentration is temporary in nature and is diminishing as the stock offering proceeds are deployed into other earning assets.

Item 4. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management including the Company's principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:
2.1*	Amended Plan of Reorganization of The Rome Savings Bank.
2.2**	Amended and Restated Plan of Conversion and Agreement of Reorganization.
3.1*	Certificate of Incorporation of Rome Bancorp, Inc.
3.2*	Bylaws of Rome Bancorp, Inc.
4.3*	Form of Stock Certificate of Rome Bancorp, Inc.
10.1*	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc.
10.2*	Form of Executive Employment Agreement, by and between Charles M. Sprock and Rome Bancorp, Inc.
10.3*	Form of Benefit Restoration Plan of Rome Bancorp, Inc.
10.4****	Rome Bancorp, Inc. 2000 Stock Option Plan.
10.5****	Rome Bancorp, Inc. 2000 Recognition and Retention Plan.
14.1***	Code of Conduct and Ethics.
21.1*	Subsidiaries of the Registrant.
31.1	Rule 13a-14a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
*	Incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-80487), filed with the Securities and Exchange Commission on June 11, 1999, as amended.
**	Incorporated by reference to Amendment No. 2 of the Registration Statement on Form S-1 (Registration No. 333-121245) filed with the Securities and Exchange Commission on February 9, 2005.
***	Incorporated by reference to the Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 29, 2004.
****	Incorporated by reference to the Company’s 2000 Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 5, 2000.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/Charles M. Sprock Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 10, 2005
/s/David C. Nolan David C. Nolan	Treasurer and Chief Financial Officer (Principal Financial Officer)	November 10, 2005