Form 10-K
period 2005-12-31
ROME BANCORP INC
filed 2006-03-27
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
Commission File No.: 000-27481

ROME BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1573070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 W. Dominick Street, Rome, New York 13440-5810
(Address of principal executive offices)
(315) 336-7300
(Registrant’s Telephone Number)

Securities registered under Section 12(g) of the Act:

Title of Class
Common Stock, par value $0.01 per share

          Indicate by check mark of the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐   No  ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☒   No  ☐

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

          Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer ☐                           Accelerated filer ☐                          Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  ☐   No  ☒

          Based on the closing sales price on June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $79,084,000

Rome Bancorp had 9,688,128 shares of common stock outstanding as of March 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement pursuant to Regulation 14A to be issued by the Corporation in connection with the 2006 Annual Meeting and portions of the 2005 Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts II and III of this report.

Forward looking Statements

          Statements included in this Form 10-K and in future filings by Rome Bancorp, Inc. with the Securities and Exchange Commission, in Rome Bancorp, Inc. press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp, Inc. wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp, Inc.’s actual results, and could cause Rome Bancorp, Inc.’s actual financial performance to differ materially from that expressed in any forward-looking statement: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the business in which the Company is engaged; (6) competitors may have greater financial resources and developed products that enable such competitors to compete more successfully than the Company; and (7) adverse changes may occur in the securities markets or with respect to inflation. The foregoing list should not be construed as exhaustive, and Rome Bancorp, Inc. disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

          On October 15, 2003, the Board of Trustees of Rome, MHC, a New York-chartered mutual holding company and the majority stockholder of Rome Bancorp, and the Boards of Directors of Rome Savings and Rome Bancorp adopted a Plan of Charter Conversion. Pursuant to the Plan of Charter Conversion, Rome MHC established a federal mutual holding company (the “Federal MHC”). Rome MHC was merged with and into the Federal MHC, with the Federal MHC as the surviving entity. Concurrently, Rome Savings exchanged its New York stock savings bank charter for a federal stock savings bank charter (the “Federal Savings Bank”). As a result of the charter conversion, which was completed on April 27, 2004, Rome, MHC and Rome Bancorp became savings and loan holding companies regulated by the Office of Thrift Supervision (the “OTS”) and Rome Savings became a federal savings bank regulated by the OTS.

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

          On March 30, 2005, the Second-Step Conversion and Offering were completed, resulting in the issuance of 9.6 million shares of common stock. A total of 5.9 million shares were sold, at $10.00 per share, and an additional 3.7 million shares were issued to the former public stockholders of the Company based upon an exchange ratio of 2.26784 new shares for each share of Rome Bancorp common stock held as of the close of business on March 30, 2005. Following the completion of the Conversion and Offering, the Company was succeeded by a new, fully public, Delaware corporation with the same name and Rome MHC ceased to exist.

          Rome Savings is a community and customer oriented retail savings bank that offers traditional deposit products, residential real estate mortgage loans and consumer, commercial and commercial real estate loans. In addition, Rome Savings purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities and other investments permitted by applicable laws and regulations. At December 31, 2005, Rome Bancorp had assets of $308.9 million, deposits of $201.5 million and stockholders’ equity of $93.5 million.

Business Strategy

          Our business will be and has been to hold Rome Savings. Our revenues are derived principally from interest on our loans and interest and dividends on our investment securities. Our primary sources of funds are deposits, payments of loan principal and mortgage-backed securities, maturities and calls of investment securities, and funds provided by operations.

Market Area

          Operations are conducted out of our executive office in Rome, New York and three branch offices located in Oneida County, New York, two of which are located in Rome and one in New Hartford, New York. As part of our business strategy, the Company is pursuing new branch locations in Madison County, New York and the Oneida County Town of Lee, New York. As of June 30, 2005, Rome Savings maintained a 6.22% share of all Oneida County, New York deposits, ranking 6th in size of deposits in Oneida County. Rome Savings also maintained a 47.31% market share of all reported funds on deposit in the City of Rome as of June 30, 2005, making it the largest depository institution in Rome.

          Our geographic market area for loans and deposits is principally Oneida County, New York. The local economy is not dependent on one key employer. The principal employment sectors are service-related (excluding financial), wholesale and retail trade, and manufacturing.

          Similar to national trends, most of the job growth currently realized in Oneida County has been in service related industries, and service jobs now account for the largest portion of the workforce. Our market area also includes a growing number of healthcare, engineering, software, and technical firms that have located in Oneida County in order to take advantage of its well-educated work force, including current and former military and defense industry personnel. Rome, New York is located 15 miles west of Utica and approximately 45 miles east of Syracuse. On occasion and depending on market conditions, we also originate loans in the greater New York City metropolitan area, typically through loan participations, and outside of New York State. At December 31, 2005, Rome Savings’ total loan portfolio consisted of $244.8 million in loans located in the State of New York, while $9.1 million of such loans consisted of loans made outside of New York.

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

Lending Activities

          General. Rome Savings has a long-standing commitment to originate commercial real estate, commercial and consumer loans in addition to a traditional emphasis on residential lending. We currently retain substantially all of the loans that we originate. In the future, Rome Savings may sell longer term loans into the secondary market. At December 31, 2005, Rome Savings had total loans of $253.9 million, of which $128.7 million, or 50.69%, were one-to-four family residential mortgages and building loans. Of residential mortgage loans outstanding at that date, 20.51% were adjustable-rate mortgage (“ARM”) loans and 79.49% were fixed-rate loans. The remainder of Rome Savings’ loans at December 31, 2005, amounting to $125.2 million, or 49.31% of total loans, consisted of commercial real estate, commercial loans, and consumer loans. Rome Savings originates commercial real estate and commercial business loans both within and outside of Oneida County, New York. As of December 31, 2005, 21.19% of Rome Savings’ loan portfolio was in commercial real estate loans and 9.39% was in commercial loans. In addition, as of December 31, 2005, 18.74% of Rome Savings’ loan portfolio was in consumer loans. Rome Savings also originates guaranteed student loans.

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

	At December 31,

	2005		2004		2003		2002		2001

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Mortgage loans:

One to four family	$126,422	49.79%	$114,138	48.93%	$96,217	45.94%	$71,687	39.11%	$62,099	36.70%
Commercial real estate	52,748	20.78	49,364	21.16	50,239	23.98	53,530	29.20	49,266	29.12
Construction and land	3,317	1.31	5,469	2.34	4,197	2.00	1,520.83		2,165	1.28

Total mortgage loans	182,487	71.88	168,971	72.43	150,653	71.92	126,737	69.14	113,530	67.10

Commercial loans	23,832	9.39	21,507	9.22	19,171	9.15	16,752	9.14	15,440	9.13

Consumer loans:
Automobile	18,321	7.21	15,529	6.66	15,780	7.53	17,628	9.62	20,085	11.87
Property improvement	15,434	6.08	12,766	5.47	9,460	4.52	6,422	3.51	3,018	1.78
Education	—	—	—	—	—	—	1,451.79		4,523	2.67
Other	13,804	5.44	14,499	6.22	14,401	6.88	14,304	7.80	12,608	7.45

Total consumer loans	47,559	18.73	42,794	18.35	39,641	18.93	39,805	21.72	40,234	23.77

Total loans	253,878	100.00%	233,272	100.00%	209,465	100.00%	183,294	100.00%	169,204	100.00%

Less: Allowance for loan losses	1,960		2,000		1,809		1,730		1,597

Loans, net	$251,918		$231,272		$207,656		$181,564		$167,607

          Loan Maturity. The following table presents the contractual maturity of our loan portfolio at December 31, 2005. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2005
	Residential Mortgage Loans	Commercial Real Estate Loans	Consumer Loans	Commercial Loans

				(In thousands)
Amounts due:
Within one year	$45	$5,430	$3,164	$11,585
After one year:
One to three years	988	5,356	14,204	1,047
Three to five years	1,379	682	20,321	2,826
Five to ten years	11,372	8,921	7,911	5,010
Ten to twenty years	52,760	27,285	698	2,274
After twenty years	62,163	6,106	1,261	1,090

Total due after one year	128,662	48,350	44,395	12,247

Total loans	$128,707	$53,780	$47,559	$23,832

          The following table presents, as of December 31, 2005, the dollar amount of all loans, due after December 31, 2006, and whether these loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2006

	Fixed	Adjustable	Total

	(In thousands)

Residential mortgage loans	$104,620	$24,042	$128,662
Commercial real estate loans	25,880	22,470	48,350
Consumer loans	30,450	13,945	44,395
Commercial loans	7,146	5,101	12,247

Total loans	$168,096	$65,558	$233,654

          The following table presents Rome Savings’ loan originations, purchases, sales, and principal payments for the periods indicated.

	For the Year Ended December 31,

	2005	2004	2003

Total loans:
Balance outstanding at beginning of period	$233,272	$209,465	$183,294

Originations:
Mortgage loans	41,872	44,073	54,161
Commercial and consumer loans	23,408	22,610	22,397

Total originations	65,280	66,683	76,558

Principal repayments:
Mortgage loans	26,560	25,717	30,284
Commercial and consumer loans	15,649	16,688	18,095

Total principal payments	42,209	42,405	48,379

Transfers to foreclosed real estate	83	87	202

Loan sales	1,695	—	1,266

Loans charged off	687	384	540

Balance outstanding at end of period	$253,878	$233,272	$209,465

          Residential Mortgage Lending. Rome Savings emphasizes the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner. As of December 31, 2005, loans on one- to four-family residential properties accounted for $128.7 million, or 50.69%, of Rome Savings’ total loan portfolio. Of residential mortgage loans outstanding on that date, 20.51% were ARM loans and 79.49% were fixed rate loans. Rome Savings may seek to expand its residential lending activities with the proceeds received in the offering primarily through the marketing and sale to the secondary market of longer term fixed-rate mortgage loans. Management of Rome Savings believes that the expansion of Rome Savings’ residential lending will enhance its reputation as a service-oriented institution that meets the needs of its local community.

          Most of Rome Savings’ loan originations are from existing or past customers, members of Rome Savings’ local communities or referrals from local real estate agents, attorneys, and builders. Management of Rome Savings believes that its branch offices could be a significant source of new loan generation.

          Rome Savings’ mortgage loan originations are generally for terms from 10 to 30 years, amortized on a monthly basis with interest and principal due each month. Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option without penalty. Conventional residential mortgage loans granted by Rome Savings customarily contain “due-on-sale” clauses that permit Rome Savings to accelerate the indebtedness of the loan upon transfer of ownership of the mortgage property.

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

          During the year ended December 31, 2005, Rome Savings originated $8.0 million in adjustable-rate residential mortgage loans and $20.9 million in fixed-rate one-to-four family residential loans. Approximately 5.2% of all residential loan originations during fiscal 2005 were re-financings of loans already in Rome Savings’ portfolio. At December 31, 2005, Rome Savings’ loan portfolio included $26.4 million in adjustable-rate one-to-four family residential mortgage loans, or 10.40% of its total loan portfolio, and $102.3 million in fixed-rate one-to-four family residential mortgage loans, or 40.29% of its total loan portfolio.

          Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2005, our commercial real estate loan portfolio consisted of 177 loans, totaling $53.8 million, or 21.19%, of total loans. Most of the commercial real estate portfolio consists of loans which are collateralized by properties in our normal lending area. To a lesser extent, commercial real estate loans are secured by out of market properties. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.25. Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Rome Savings’ loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk.

          Rome Savings commercial real estate loan portfolio includes $1.0 million of construction loans. From time to time Rome Savings approves commercial construction mortgages. Recognizing the risks inherent to this type of lending, it is Rome Savings’ practice to minimize lending risk by carefully studying project feasibility, developing a detailed knowledge of the borrower/guarantor’s entire business operation, assessing both primary and secondary sources of repayment, and by structuring the credit in a manner appropriate to the project.

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

          Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At December 31, 2005, our commercial loan portfolio consisted of 388 loans, totaling $23.8 million, or 9.39% of total loans. A portion of Rome Savings’ commercial loans are participation loans. Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate. Whenever possible, Rome Savings collateralizes these loans with a lien on commercial real estate or, alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

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

          Consumer Loans. Rome Savings offers a variety of consumer loans. At December 31, 2005, the consumer loan portfolio totaled $47.6 million or 18.74% of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. Rome Savings’ consumer loan portfolio consists primarily of property improvement loans (i.e., home equity loans and home equity lines of credit) and used automobile loans. To a lesser extent, the consumer loan portfolio also includes:

•	new automobile loans;

•	recreational vehicles, boats, and conversion vans;

•	motorcycles, ATVs, snowmobiles, and equipment loans;

•	secured passbook loans;

•	unsecured loans;

•	education loans; and

•	mobile or manufactured home loans.

          Rome Savings expects consumer lending to be an area of steady lending growth, with installment loans continuing to account for the major portion of our consumer lending volume. Automobile loans currently comprise the largest portion at 38.52% of the consumer loan portfolio, which consists primarily of loans for used cars. Rome Savings makes loans secured by deposit accounts up to 90.0% of the amount of the depositor’s savings account balance. Rome Savings also makes other consumer loans, which may or may not be secured. The terms of such loans vary depending on the collateral.

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

          Rome Savings makes loans for automobiles, both new and used, directly to the borrowers. The term of automobile loans is generally limited to five years. The financial terms of the loans are determined by the age of the collateral. Rome Savings obtains a title lien on the vehicle and collision insurance policies are required on all these loans. Rome Savings pays a referral fee of no more than $200 to automobile dealers who refer it customers. There is no difference in interest rates and terms for customers who are referred and those who are not.

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

•

Residential Mortgage Loans: Once Rome Savings receives a completed application, each mortgage application is presented to the Residential Mortgage Committee (which consists of bank officers) for approval. Loans over $359,000 must also be presented to the Executive Committee or the Lending Committee, which consists of the officers and directors of Rome Savings, for a second approval.

•

Commercial Loans and Commercial Mortgage Loans: The maximum commercial loan or commercial mortgage amount is dictated by Rome Savings’ portfolio management guidelines. The total of all credit extended to one borrower may not exceed $5.0 million. The maximum amount of any single loan, or combination of loans secured by the same collateral, is $2.0 million. The total of commercial mortgages and commercial loans by industry may not exceed 8.0% of assets. Rome Savings may not exceed the legal limits of lending to one borrower, currently 15% of unimpaired capital, not including accumulated other comprehensive income. See “Regulations – Regulation of Federal Savings Associations – Loans to One Borrower.” Per Rome Savings’ internal policies, loans to one borrower include group credit. A group credit is broadly defined as any credit, either direct, indirect, or contingent, including unused lines of credit and other commitments by Rome Savings to lend, extended either jointly or severally to individuals, joint ventures, partnerships, corporations, subsidiaries or affiliates, which are commonly controlled or where the credit reliance is similar. The minimum amount for a commercial loan is not specific in policy but loans under $5,000 are unusual. The minimum amount for a commercial mortgage is not specified in policy but mortgages under $25,000 are unusual.

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

•

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

•

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

          Rome Savings sends the “right to cure” foreclosure notice when a loan is approximately 75 days delinquent. This contains a “right to cure” clause that gives the customer the terms that must be met within 30 days of the date the letter is sent in order to avoid foreclosure action. After this letter expires, Rome Savings sends the loan to committee for approval to foreclose. Rome Savings commences foreclosure if the loan is not brought current by the 120th day of delinquency unless specific limited circumstances warrant an exception. Rome Savings holds property foreclosed upon as other real estate owned. Rome Savings carries foreclosed real estate at its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is brought current, paid in full, or refinanced before the foreclosure sale, Rome Savings either sells the real property securing the loan at the foreclosure sale or sells the property as soon thereafter as practical. The collection procedures for Federal Housing Association (“FHA”) and Veterans’ Administration (“VA”) one-to-four family mortgage loans follow the collection guidelines outlined by those agencies.

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

          Non-performing Assets. Non-performing assets totaled $947,000 and $829,000 at December 31, 2005 and December 31, 2004, respectively.

          The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Nonaccruing loans:
Mortgage loans	$539	$362	$689	$531	$51
Commercial loans	216	268	513	377	420
Consumer loans	117	113	138	148	103

Total	872	743	1,340	1,056	574
Accruing loans delinquent 90 days or more	75	86	66	460	181

Total non-performing loans	947	829	1,406	1,516	755
Foreclosed real estate, net	—	—	202	55	—

Total non-performing assets	$947	$829	$1,608	$1,571	$755

Non-performing loans to total loans	0.37%	0.36%	0.67%	0.83%	0.45%
Non-performing assets to total assets	0.31%	0.31%	0.61%	0.63%	0.31%

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

          We define the population for evaluation of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company’s recorded investment in loans that are considered impaired totaled $211,000 and $268,000 at December 31, 2005 and 2004, respectively. If all non-accrual loans had been current in accordance with their terms during the year ended December 31, 2005, 2004 and 2003, interest income on such loans would have amounted to $62,500,

$53,300 and $83,800, respectively. At December 31, 2005, Rome Savings did not have any loans not included above which are “troubled debt restructurings” as defined in SFAS No. 15.

          Allowance for Loan Losses. The following table sets forth activity in Rome Savings’ allowance for loan losses and other ratios at or for the dates indicated.

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of year	$2,000	$1,809	$1,730	$1,597	$1,688
Provision for loan losses	115	390	510	330	325
Charge-offs:
Mortgage loans	18	47	160	51	37
Commercial loans	174	31	85	32	341
Consumer loans	495	306	295	289	213

Total	687	384	540	372	591
Recoveries
Mortgage loans	4	12	—	1	1
Commercial loans	419	36	3	75	110
Consumer loans	109	137	106	99	64

Total	532	185	109	175	175

Net charge-offs	155	199	431	197	416

Balance at end of year	$1,960	$2,000	$1,809	$1,730	$1,597

Ratio of net charge-offs to average loans outstanding during the period	0.06%	0.09%	0.22%	0.11%	0.25%
Allowance for loan losses as a percent of loans	0.77%	0.86%	0.86%	0.94%	0.94%
Allowance for loan losses as a percent of non-performing Loans	207.00%	241.25%	128.66%	114.12%	211.52%

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

          For the year ended December 31, 2005, we increased our allowance for loan losses through a $115,000 provision for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan 15 losses accurately reflects the level of risk in the loan portfolio. In addition to the non-performing loans, management has identified, through normal internal credit review procedures, $8.8 million in “potential problem loans” at December 31, 2005. Payments are current on $7.7 million or 87.5% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. Rome Savings will continue to be aggressive in identifying, monitoring and resolving potential problem loans. See “Management’s Discussion and Analysis - Comparison of Results of Operations for the Years Ended December 31, 2005, 2004 and 2003 - Provision for Loan Losses.”

          The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	At December 31,

	2005		2004		2003		2002		2001

	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans

Mortgage loans:
One-to-four family	$129	49.79%	$236	48.93%	$192	45.94%	$220	39.11%	$222	36.70%

Commercial real estate	664	20.78	828	21.16	702	23.98	767	29.20	762	29.12

Construction & land	0	1.31	0	2.34	0	2.00	0	0.83	0	1.28

Total mortgage loans	793	71.88	1,064	72 43	894	71.92	987	69.14	984	67.10

Commercial loans	712	9.39	592	9.22	619	9.15	511	9.14	391	9.13

Consumer loans	455	18.73	344	18.35	296	18.93	232	21.72	222	23.77

Total allowance for loan losses	$1,960	100.00%	$2,000	100.00%	$1,809	100.00%	$1,730	100.00%	$1,597	100.00%

Investment Activities

          General. The Board of Directors reviews and approves our investment policy on an annual basis. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed by the Executive Vice President/Chief Financial Officer. The Chief Financial Officer reports to the Asset Liability Management Committee and to the Executive Committee monthly.

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

          Rome Savings also invests in privately insured state and municipal obligations with a maturity of fifteen years or less rated AAA by Moody’s, Standard & Poors, or Fitch. Rome Savings invests in these securities because of their favorable after tax yields in comparison to U.S. Government and U.S. Government Agency securities of comparable maturity. These securities are classified as available for sale. Rome Savings purchases A and AA rated corporate bonds, principally of financial institutions, as means of increasing yields on available for sale investments while minimizing risk. In the past three years, spreads to the comparable three to five year government agency securities, which Rome Savings had typically purchased, has been 15 - 97 basis points favoring these corporate bonds. Finally, Rome Savings has investments in FHLB stock and other equity securities, which are classified as available for sale. As a result of converting to a federal charter Rome Savings is required to liquidate its equity securities, other than the FHLB stock, over a two-year period.

          The following table presents the composition of our securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

	At December 31,

	2005		2004		2003

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Held to Maturity:
Mortgage-backed securities

GNMA	$48	$51	$100	$108	$151	$164
FHLMC	3	3	6	6	1,025	1,037
U.S. Government securities	1,208	1,193	1,320	1,313	1,463	1,492
Other bonds	181	181	197	197	151	151

Total held to maturity	1,440	1,428	1,623	1,624	2,790	2,844

Available for sale:
U.S. Government agencies	949	985	2,244	2,325	3,457	3,593
State and Municipal obligations	4,506	4,595	7,004	7,266	8,654	9,155

Mortgage-backed securities
FNMA	—	—	126	129	252	244
FHLMC	570	583	840	883	1,447	1,524
Corporate bonds	2,008	2,017	3,024	3,116	6,499	6,798

Total available for sale debt securities	8,033	8,180	13,238	13,719	20,309	21,314

Equity securities	1,491	1,486	2,500	2,672	3,792	4,109

Total available for sale	9,524	9,666	15,738	16,391	24,101	25,423

FHLB stock	776	776	1,103	1,103	905	905

Total investment securities	$11,740	$11,870	$18,464	$19,118	$27,796	$29,172

          Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for Rome Savings’ debt securities at December 31, 2005.

	One Year or Less		More Than One Year less than Five Years		More Than Five Years less than Ten Years		More Than Ten Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

	(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	—	—	$311	4.62%	$674	4.62%	—	—	$985	4.62%
State and Municipal obligations (1)	$2,177	6.35%	2,111	6.65%	—	—	$307	6.77%	4,595	6.51%

Mortgage-backed securities	37	4.71%	546	5.66%	—	—	—	—	583	5.60%

Corporate bonds	2,017	6.03%	—	—	—	—	—	—	2,017	6.03%

Held to maturity securities:
U.S. Government securities	1,207	2.62%	—	—	—	—	—	—	1,207	2.62%
Mortgage-backed securities	2	8.00%	50	10.57%	—	—	—	—	52	10.49%
Other	—	—	—	—	—	—	181	5.94%	181	5.94%

Total debt securities	$5,440	5.39%	$3,018	6.32%	$674	4.62%	$488	6.46%	$9,620	5.68%

(1) Yields are presented on a tax-equivalent basis.

Deposit Activity and Other Sources of Funds

          General. Deposits, borrowings, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis - Liquidity and Capital Resources.”

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

          When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 67.1% and 67.0% of total deposits on December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, time deposits with remaining terms to maturity of less than one year amounted to $43.5 million and $45.9 million, respectively. See “Management’s Discussion and Analysis - Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2005, 2004 and 2003.

          At December 31, 2005, we had $11.6 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount

(In thousands)
Three months or less	$3,560
Over three months through six months	1,561
Over six months through 12 months	3,050
Over 12 months	3,453

Total	$11,624

          Borrowings. At December 31, 2004 the Company had outstanding borrowings of $9.4 million which were used to fund loan growth. In the future, we expect to continue to utilize borrowings as a funding source and may borrow funds pursuant to repurchase agreements, whereby we sell an asset with an agreement to repurchase it at some future date. We are a member of the Federal Home Loan Bank of New York and have available a line of credit of $31.6 million, none of which was drawn at December 31, 2005.

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

Employees

          At December 31, 2005, Rome Savings had 96 full-time and 10 part-time employees. Rome Savings’ employees are not represented by a collective bargaining agreement, and Rome Savings considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

          General. Rome Bancorp is regulated as a savings and loan holding company by the OTS. Rome Bancorp is required to file reports with and otherwise comply with the rules and regulations of the OTS and the SEC under the federal securities laws. Rome Savings, as a federal savings bank, is subject to regulation, examination and supervision by the OTS and is subject to the examination and supervision of the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. Rome Savings must file reports with the OTS and the FDIC concerning its activities and financial condition.

          The following references to the laws and regulations under which Rome Bancorp and Rome Savings are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies under the applicable laws and regulations. Any change in such laws, regulations or policies, whether by the OTS, the FDIC, the SEC or the Congress, could have a material adverse impact on Rome Bancorp and Rome Savings, and their operations and stockholders.

Regulation of Federal Savings Associations

          Business Activities. Rome Savings derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS. Under these laws and regulations, Rome Savings may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Rome Savings may also establish service corporations that may engage in activities not otherwise permissible for Rome Savings, including certain real estate equity investments. Rome Savings’ authority to invest in certain types of loans or other investments is limited by federal law and regulation.

          Loans to One Borrower. Rome Savings is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, Rome Savings’ total loans or extensions of credit to a single borrower cannot exceed 15% of Rome Savings’ unimpaired capital and surplus which does not include accumulated other comprehensive income. Rome Savings may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily-marketable collateral. Rome Savings currently complies with applicable loans-to-one borrower limitations.

          QTL Test. Under federal law, Rome Savings must comply with the qualified thrift lender, or QTL test. Under the QTL test, Rome Savings is required to maintain at least 65% of its “portfolio assets” in certain qualified thrift investments in at least nine months of the most recent 12-month period. Portfolio assets means, in general, Rome Savings’ total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct Rome Savings’ business.

          Rome Savings may also satisfy the QTL test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986. Rome Savings met the QTL test at December 31, 2005, and in each of the prior 12 months and, therefore is a “qualified thrift lender.” If Rome Savings fails the QTL test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

          Capital Requirements. OTS regulations require savings associations to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations;

(2)

a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if Rome Savings has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; the minimum leverage capital ration for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution; and

(3)

a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets, provided that the amount of supplementary capital used to satisfy this requirement shall not exceed the amount of core capital.

          The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations based on the risks found by the OTS to be inherent in the type of asset.

          Tangible capital is defined, generally, as common stockholder’s equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (or tier 1 capital) is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital (or tier 2 capital) includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

          Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Rome Savings received a “Satisfactory” CRA rating in its most recent examination, dated November 15, 2004.

          The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•

an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area or a broader area that includes its assessment area; and

•	a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

          Transactions with Affiliates. Rome Savings’ authority to engage in transactions with its affiliates is limited by the OTS regulations, the Federal Reserve Board’s Regulation W and Sections 23A and 23B of the Federal Reserve Act (the FRA). In general, these transactions must be on terms which are as favorable to Rome Savings as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transaction” are subject to quantitative limits based on a percentage of Rome Savings’ capital, thereby restricting the total dollar amount of transactions Rome Savings may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from Rome Savings. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

          Loans to Insiders. Rome Savings’ authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non-insiders and that do not involve more that the normal risk of repayment or present other features that are unfavorable to Rome Savings; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Rome Savings’ capital.

          The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit to insiders in excess of certain limits must be approved by Rome Savings’ Board of Directors.

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

          Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and mange the risks and exposures specified in the guidelines.

          In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency. Further, the OTS may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized association is subject under the prompt corrective action provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

          Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on Rome Savings’ ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. Rome Savings must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to Rome Savings’ net income for that year plus Rome Savings’ retained net income for the previous two years.

          The OTS may disapprove a notice or application if:

•	Rome Savings would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

          Rome Bancorp’s ability to pay dividends, service debt obligations and repurchase common stock is dependent upon receipt of dividend payments from Rome Savings.

          Liquidity. Rome Savings is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

          Prompt Corrective Action Regulations. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following four categories based on the association’s capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized; or

•	critically undercapitalized.

          At December 31, 2005, Rome Savings met the criteria for being considered well-capitalized.. When appropriate, the OTS can require corrective action by a savings association holding company under the prompt corrective action provision of federal law.

          Insurance of Deposit Accounts. Rome Savings is a member of the Bank Insurance Fund (the “BIF”), maintained by the FDIC, and Rome Savings pays its deposit insurance assessments to the BIF. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund, which ordinarily insures the deposits of federal savings associations. Rome Savings is a member of the BIF, rather than the SAIF, because it paid to BIF prior to its conversion from a New York bank on April 24, 2004, and continues to do so under Section 10(0) of HOLA.

          Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s history and its financial information as of the quarter ending three months before the beginning of the assessment period. An institution’s assessment rate depends on the length of time the institution has been operating and the capital category and supervisory sub-category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

          In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0142% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

          On February 15, 2006, President Bush signed into law legislation designed, in part, to increase insurance limits for certain accounts, including individual retirement accounts, merge the BIF and SAIF funds and grant the FDIC additional flexibility in establishing reserves in the fund. Pending rulemaking by the FDIC, the legislation is not yet effective.

          Federal Home Loan Bank System. Rome Savings is a member of the Federal Home Loan Bank (the “FHLB”) of New York, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Rome Savings, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York. While the required percentages of stock ownership are subject to change by the FHLB, Rome Savings was in compliance with this requirement with an investment in FHLB of New York stock at December 31, 2005 of $776,300. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

          Federal Reserve System. Rome Savings is subject to provisions of the FRA and the FRB’s regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The amount of transaction accounts exempt from a reserve requirement is $7.0 million. A 3% reserve is required for transaction accounts from $7.0 million to $40.6 million. Transaction accounts over $40.6 million are subject to a 10% reserve requirement. Rome Savings is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce Rome Savings’ interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

          Prohibitions Against Tying Arrangements. Federal savings banks are subject to prohibitions on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain credit or services of a competitor of the institution.

          The Bank Secrecy Act. Rome Savings and Rome Bancorp are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on Rome Savings to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

          Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

•

financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program;

•	financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

•

financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts;

•

financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks;

•	bank regulators are directed to consider a bank’s or holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

          Office of Foreign Asset Control. Rome Savings and Rome Bancorp, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. Recently, the Office of Foreign Asset Control issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Holding Company Regulation

          Rome Bancorp is a savings and loan holding company regulated by the OTS. As such, Rome Bancorp is registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over Rome Bancorp and any of its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to regulatory capital requirements or to supervision by the FRB.

          HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under HOLA) of another savings institution without prior OTS approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).

          A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution in located, except, (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if the holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or (iii) if the laws of the home state of the savings institution to be acquired specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

          Because Rome Bancorp was organized after May 4, 1999, under the Gramm Leach Bliley Act of 1999 (the “GLB Act”) it is prohibited from engaging in non-financial activities. Unitary savings and loan holding companies that existed before this date and that have not undergone certain reorganization or restructuring transactions are “grandfathered” under the GLB Act and generally have no restrictions on their business activities. Rome Bancorp’s activities, however, are restricted to:

•	furnishing or performing management services for its savings institution subsidiary;

•	conducting an insurance agency or escrow business;

•	holding, managing or liquidating assets owned or acquired from its savings institution subsidiary;

•	holding or managing properties used or occupied by its savings institution subsidiary;

•	acting as trustee under a deed of trust;

•	any other activity (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (“BHCA”), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987;

•	purchasing, holding or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock is approved by the Director of the OTS; and

•	any activity permissible for financial holding companies under section 4(k) of the BHCA.

Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHCA include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

•	financial, investment or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in or making a market in securities;

•	activities previously determined by the FRB to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.; and

•	portfolio investments made by an insurance company.

          Transactions between the Rome Savings and Rome Bancorp and its other subsidiaries are subject to various conditions and limitations. See “Regulation of Federal Savings Associations - Transactions with Affiliates” and “Regulation of Federal Savings Associations - Limitation on Capital Distributions.”

          The Sarbanes-Oxley Act. As a public company, Rome Bancorp is subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•

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

•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

          Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Rome Savings, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

          Although Rome Bancorp anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on its results of operations or financial condition.

          Quotation on Nasdaq. Rome Bancorp’s common stock is quoted on The Nasdaq Stock Market. In order to maintain such quotation, Rome Bancorp is subject to certain corporate governance requirements, including:

•	a majority of its board must be composed of independent directors;

•

it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the National Association of Securities Dealers (“NASD”) and by the Securities Exchange Act of 1934, as amended, regulations promulgated thereunder;

•	the nominating committee and compensation committee must also be composed entirely of independent directors;

•	each of the audit committee, and nominating committee must have a publicly available written charter.

          Federal Securities Laws. Rome Bancorp’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rome Bancorp is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 1A.	RISK FACTORS

          Our Loan Portfolio Includes Loans With A Higher Risk Of Loss. Rome Savings originates commercial mortgage loans, commercial loans, consumer loans and residential mortgage loans primarily within its market area, although a number of loans are in other states. Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	Commercial Mortgage Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

•

Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

          If Our Allowance For Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease. Our loan customers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.

          Material additions to our allowance also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

          Our emphasis on a diverse loan portfolio has been one of the more significant factors we have taken into account in evaluating our allowance for loan losses and provision for loan losses. If we were to further increase the amount of loans in our portfolio other than traditional real estate loans, we may decide to make increased provisions for loan losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.

          Our return on equity is low compared to other companies. Net earnings divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on average equity amounted to 4.29% and 6.67% in 2005 and 2004 respectively. As a result of the second-step stock conversion and offering completed in March of 2005,we currently have capital proceeds to deploy into high-yielding earning assets. Our ability to leverage our new capital profitably will be significantly affected by industry competition for loans and deposits. Until the stock proceeds are fully invested in long-term interest earning assets, we expect our return on equity to be below our historical rations and the industry average, which may negatively impact the value of our stock.

          Because Rome Savings’ Loans Are Concentrated In A Small Geographical Area, Downturns In Its Local Economy May Affect Its Profitability And Future Growth Possibilities. In recent years, Oneida County has experienced a negative population growth rate. While the local economy has been improving in recent years, it has not enjoyed the rate of economic growth experienced in other parts of the United States. In the event of an economic downturn, we may have greater risk of loan defaults and experience deposit runoff in our primary market area, which could have an adverse impact on our profitability.

          Low Demand For Real Estate Loans May Lower Our Profitability. Making loans secured by real estate, including one-to-four family and commercial real estate, is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, earn less income for us than real estate loans. Customer demand for loans secured by real estate could be reduced by a weaker economy, an increase in unemployment, a decrease in real estate values or an increase in interest rates.

          We Depend On Our Executive Officers And Key Personnel To Implement Our Business Strategy And Could Be Harmed By The Loss Of Their Services. We believe that our growth and future success will depend in large part upon the skills of our management team, particularly Charles M. Sprock, our President and Chief Executive Officer. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have an employment agreement with our President and Chief Executive Officer that contains a non-compete provision, the loss of the services of one or more of our executive officers could impair our ability to continue to develop our business strategy.

          The Implementation Of Stock-Based Benefits Will Increase Our Future Compensation Expense And Reduce Our Earnings, And May Dilute Your Ownership Interest In New Rome Bancorp. We intend to adopt a new stock option plan that will provide for grants to eligible officers and directors of options to purchase common stock of up to 6.64% of the common stock sold in the stock offering. We also intend to adopt a new management recognition plan that will provide for awards of common stock to eligible officers and directors of up to 3.62% of the common stock sold in the stock offering. We will fund these plans through either open market purchases, if permitted, or from the issuance of authorized but unissued shares. These plans will increase our future costs of compensating our officers and directors, thereby reducing our earnings. In addition, stockholders will experience a reduction in ownership interest in the event newly-issued shares are used to fund stock options and restricted stock awards.

          If We Fail To Maintain An Effective System Of Internal Controls, We May Not Be Able To Accurately Report Our Financial Results Or Prevent Fraud. As A Result, Current And Potential Stockholders Could Lose Confidence In Our Financial Reporting, Which Would Harm Our Business And The Trading Price Of Our Stock. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. We document, review and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors annually test our internal controls in connection with the Section 404 requirements and could identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Any such failure could also adversely affect our assessment of the effectiveness of our “internal control over financial reporting”. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our stock.

          We Operate In A Highly Regulated Environment And We May Be Adversely Affected By Changes In Laws And Regulations. We are subject to extensive regulation, supervision and examination by the OTS and by the Federal Deposit Insurance Corporation, as insurer of deposits. Such regulation and supervision governs the activities in which Rome Savings and we may engage and are intended primarily for the protection of the insurance fund and deposits of Rome Savings. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of Rome Savings, the classification of its assets and the adequacy of its allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing holding companies, could have a material impact on the combined operations of us and Rome Savings.

          Competition In Our Primary Market Area May Reduce Our Ability To Attract And Retain Deposits And Obtain Loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for savings deposits has come from credit unions, community banks, large commercial banks and thrift institutions in our primary market area. Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for investors’ funds from brokerage firms and other firms’ short-term money market securities and corporate and government securities. Our competition for loans comes principally from mortgage bankers, commercial banks, other thrift institutions, and insurance companies. Such competition for the origination of loans may limit our future growth and earnings prospects. Competition for loan originations and deposits may limit our future growth and earnings prospects.

          Changes In Interest Rates Could Adversely Affect Our Results Of Operations And Financial Condition. Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans.

          We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

          Our Certificate Of Incorporation, Bylaws And Certain Laws And Regulations May Prevent Transactions You Might Favor, Including A Sale Or Merger Of Rome Bancorp. Provisions of our Certificate of Incorporation and Bylaws, federal regulations and various other factors may make it more difficult for companies or persons to acquire control of us without the consent of our Board of Directors. It is possible, however, that you would want a takeover attempt to succeed because, for example, a potential buyer could offer a premium over the then prevailing price of our common stock. The factors that may discourage takeover attempts or make them more difficult include:

•

Office of Thrift Supervision regulations. OTS regulations prohibit, for three years following the completion of a mutual-to-stock conversion, the offer to acquire or the acquisition of more than 10% of any class of equity security of a converted institution without the prior approval of the OTS. In addition, the OTS has required, as a condition to approval of the conversion, that Rome Savings maintain a federal thrift charter for a period of three years.

•

Certificate of Incorporation and statutory provisions. Provisions of our Certificate of Incorporation and Bylaws and of Delaware law may make it more difficult and expensive to pursue a takeover attempt that management opposes. These provisions also make more difficult the removal of our current directors or management, or the election of new directors. These provisions include:

▪	limitations on voting rights of the beneficial owners of more than 10% of our common stock;

▪	supermajority voting requirements for certain business combinations and changes to some provisions of the Certificate of Incorporation and Bylaws;

▪	the election of directors to staggered terms of three years; and

▪	provisions regarding the timing and content of stockholder proposals and nominations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	DESCRIPTION OF PROPERTY

          We conduct our business through our executive office, operations center, which includes both the Mortgage Center and the Accounting Center listed below, and three banking offices. At December 31, 2005, the net book value of the computer equipment and other furniture, fixtures and equipment of Rome Savings and Rome Bancorp at their offices totaled $4,503,000. For more information, see Note 5 of Notes to Consolidated Financial Statements, in the Company’s 2005 Annual Report to shareholders (the “Annual Report”), which is incorporated herein by reference.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2004

			(In thousands)
Executive Office:
100 West Dominick St.
Rome, NY	Owned	1956	$1,143
Branch Offices:
1629 Black River Boulevard
Rome, NY	Owned	1963	255
1300 Erie Boulevard
Rome, NY	Owned	1997	1,007
82 Seneca Turnpike
New Hartford, NY	Owned	1983	115
Mortgage Center:
137 West Dominick Street
Rome, NY	Owned	2002	357
Accounting Center:
139 West Dominick Street
Rome, NY	Owned	1995	457

ITEM 3.	LEGAL PROCEEDINGS

          As of the date of this Form 10-K, we are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR ROME BANCORP’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The following information included in the Annual Report is incorporated herein by reference: “Market for Rome Bancorp’s Common Stock.”

ITEM 6.	SELECTED FINANCIAL DATA

          The following information included in Annual Report is incorporated herein by reference: “Selected Financial Data.”

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following information included in the Annual Report is incorporated herein by reference: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Highlights”.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The following information included in the Annual Report is incorporated herein by reference: “Management of Interest Rate Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following information included in the Annual Report is incorporated herein by reference: “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.	CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures

          Management, including the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Management’s annual report on internal control over financial reporting appears on page 31 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005, which is included as Exhibit 13.1 of this report, and is incorporated herein by reference.

The attestation report of the Company’s registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting appears on page 32 Annual Report to Shareholders for the year ended December 31, 2005, which is included as Exhibit 13.1 of this report, and is incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS AND PRINCIPAL OFFICERS OF ROME BANCORP

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

Code of Ethics

          Rome Bancorp has adopted a Code of Conduct and Ethics, which applies to all employees, directors and officers of Rome Bancorp including the principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. The Code of conduct and Ethics meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K. The Code of Conduct and Ethics was filed as Exhibit 14.1 to the Form 10-KSB for the year ended December 31, 2003, and has not changed.

          You may obtain a copy of the Code of Conduct and Ethics, free of charge, by sending a request in writing to Crystal M. Seymore at the following address:

Crystal M. Seymore, Secretary
Rome Bancorp, Inc.
100 W. Dominick Street
Rome, New York 13440-5810

ITEM 11.	EXECUTIVE COMPENSATION

          The information set forth in the following subsections of the section entitled “Information About Board of Directors and Management” of the Proxy Statement are incorporated herein by reference: “Directors’ Compensation,” “Executive Compensation” (including the Summary Compensation Table), “Benefit Plans” and “Transactions with Certain Related Persons.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following subsections of the section entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Proxy Statement are incorporated herein by reference: “Principal Stockholders of Rome Bancorp” and “Security Ownership of Management.”

          The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]

	(a)	(b)	(c)

Equity compensation plans approved by security holders	219,798	$2.19	234,821

Equity compensation plans not approved by security holders	—	—	—

Total	219,798	$2.19	234,821

(1)

The number of securities remaining for future issuance under equity compensation plans includes Recognition and 50,316 shares available for issuance under the 2000 Recognition and Retention Plan and 184,505 shares available for issuance under the 2000 Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The following information included in the Proxy Statement is incorporated herein by reference: “Transactions with Certain Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The following information included in the Proxy Statement is incorporated herein by reference: “Principal Accounting Fees and Services.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS

(a) The following financial statements included in the 2005 Annual Report are incorporated herein by reference:

Consolidated Balance Sheets - At December 31, 2005 and 2004;
Consolidated Statements of Income - Years Ended December 31, 2005, 2004 and 2003;
Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended December 31, 2005, 2004 and 2003;
Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003; and
Notes to Consolidated Financial Statements - Years Ended December 31, 2005, 2004 and 2003

(b) Exhibits.	The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)
3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)
3.2	Bylaws of New Rome Bancorp, Inc. (1)
4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)
10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)
10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (1)
10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)
10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)
10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)
10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)
10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)
10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)
10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)
10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)
13.1	Annual Report to Shareholders for the Year Ended December 31, 2005.
14.1	Code of Conduct and Ethics. (7)
21.1	Subsidiaries of the Company. (1)
23.1	Consent of Crowe Chizek and Company LLC.
23.2	Consent of KPMG LLP.
31.1	Rule 13a-14a/15d-14a Certifications
31.2	Rule 13a-14a/15d-14a Certifications
32.1	Section 1350 Certifications
32.2	Section 1350 Certifications

(1) Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.
(2) Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.
(3) Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.
(4) Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.
(5) Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.
(6) Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

By:	/s/Charles M. Sprock

President, Chairman of the Board and
Chief Executive Officer

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board,	March 24, 2006
President and Chief
Charles M. Sprock	Executive Officer
(Principal Executive Officer)

/s/David C. Nolan	Executive Vice-President	March 24, 2006
and Chief Financial Officer
David C. Nolan	(Principal Financial Officer)

/s/Bruce R. Engelbert	Director	March 24, 2006

Bruce R. Engelbert

/s/David C. Grow	Director	March 24, 2006

David C. Grow

/s/Kirk B. Hinman	Director	March 24, 2006

Kirk B. Hinman

/s/T. Richard Leidig	Director	March 24, 2006

T. Richard Leidig

/s/Michael J. Valentine	Director	March 24, 2006

Michael J. Valentine

/s/Dale A. Laval	Director	March 24, 2006

Dale A. Laval