Form 10-Q
period 2006-03-31
ROME BANCORP INC
filed 2006-05-12
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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
(315) 336-7300
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

          Indicate the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at May 10, 2006

Common Stock, par value $.01	9,298,864

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC.
Condensed Consolidated Balance Sheet
March 31, 2006 and December 31, 2005
(in thousands, except share data)

	(unaudited) March 31, 2006	December 31, 2005

Assets

Cash and due from banks	$8,408	$7,457
Federal funds sold and other short-term investments	30,664	26,778

Total cash and cash equivalents	39,072	34,235
Securities available for sale, at fair value	8,435	9,666
Securities held to maturity (fair value of $1,420 and $1,428 at March 31, 2006 and December 31, 2005, respectively)	1,430	1,440
Federal Home Loan Bank Stock	770	776
Loans	254,759	253,878
Less: Allowance for loan loss	(1,958)	(1,960)

Net loans	252,801	251,918
Premises and equipment, net	4,573	4,503
Accrued interest receivable	1,139	1,053
Other assets	5,051	5,262

Total assets	$313,271	$308,853

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$30,307	$30,039
Savings	91,037	89,138
Money market	4,957	4,929
Time	66,832	66,298
Other interest bearing	12,709	11,064

Total deposits	205,842	201,468
Borrowings	9,127	9,374
Other liabilities	4,476	4,533

Total liabilities	219,445	215,375

Shareholders’ equity
Common Stock, $.01 par value; authorized: 30,000,000 shares; issued and outstanding: 9,703,864 shares at March 31, 2006 and 9,678,128 shares at December 31, 2005:	97	97
Additional paid-in capital	60,206	60,013
Retained earnings	36,099	35,983
Accumulated other comprehensive income	70	85
Unallocated shares of employee stock ownership plan (ESOP); 450,644 shares at March 31, 2006 and 462,135 shares at December 31, 2005	(2,646)	(2,700)

Total shareholders’ equity	93,826	93,478

Total liabilities and shareholders’ equity	$313,271	$308,853

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2006 and 2005
(in thousands, except share data)
(unaudited)

	For the three months ended March 31,

	2006	2005

Interest income:
Loans	$3,977	$3,572
Securities	130	174
Other short-term investments	300	26

Total interest income	4,407	3,772

Interest expense:
Deposits	704	632
Borrowings	81	138

Total interest expense	785	770

Net interest income	3,622	3,002

Provision for loan losses	115	—

Net interest income after provision for loan losses	3,507	3,002

Non-interest income:
Net gain on securities	11	29
Other	413	441

Total non-interest income	424	470

Non-interest expense:
Salaries and employee benefits	1,416	1,392
Building, occupancy and equipment	453	458
Other	769	632

Total non-interest expense	2,638	2,482

Income before income tax expense	1,293	990
Income tax expense	485	351

Net income	$808	$639

Basic earnings per share	$0.09	$0.07

Diluted earnings per share	$0.09	$0.07

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For Three Months Ended March 31, 2006 and 2005
(in thousands, except share and per share data)(unaudited)

	Common stock	Additional paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive income	Unallocated ESOP shares	Unearned compensation	Total

Balances at January 1, 2005	$33	$10,756	$34,627	$(8,963)	$391	$(560)	$(26)	$36,258
Comprehensive income:
Net Income			639					639
Other comprehensive loss					(151)			(151)

Total comprehensive income								488

Proceeds of common stock offering and conversion of existing shares, net of expenses	75	57,760				(2,360)		55,475
Retirement of 1,747,266 treasury shares	(12)	(8,963)		8,963				(12)
Amortization of unearned compensation							13	13
Dividends paid ($0.066 per share)			(229)					(229)
ESOP shares released for allocation (7,558 shares)		70				16		86

Balances at March 31, 2005	$96	$59,623	$35,037	$—	$240	$(2,904)	$(13)	$92,079

Balances at January 1, 2006	$97	$60,013	$35,983	$—	$85	$(2,700)	$—	$93,478
Comprehensive income:
Net Income			808					808
Other comprehensive loss					(15)			(15)

Total comprehensive income								793
Exercise of 25,736 stock options		116						116
Dividends paid ($0.075 per share)			(692)					(692)
ESOP shares released for allocation (11,491 shares)		77				54		131

Balances at March 31, 2006	$97	$60,206	$36,099	$—	$70	$(2,646)	$—	$93,826

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(unaudited) (in thousands)

	2006	2005

Cash flows from operating activities:
Net income	$808	$639
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	136	123
Increase in accrued interest receivable	(86)	(139)
Net gain on securities sold	(11)	(29)
Provision for loan losses	115	—
Net gain on loan sales	(1)	—
Proceeds of loan sales	65	—
Net accretion on securities	(5)	1
(Decrease) increase in other liabilities	(57)	331
Decrease in other assets	219	418
Allocation of ESOP shares	131	86
Amortization of unearned compensation	—	13

Net cash provided by operating activities	1,314	1,443

Cash flows from investing activities:
Net increase in loans	(1,062)	(5,305)
Proceeds from sales of securities available for sale	365	354
Proceeds from maturities and principal reductions of securities available for sale	859	1,788
Purchases of securities available for sale	—	(2)
Redemption of Federal Home Loan Bank stock	6	—
Proceeds from maturities and principal reductions of securities held to maturity	8	17
Additions to premises and equipment	(204)	(128)

Net cash used in investing activities	(28)	(3,276)

Cash flows from financing activities:
Increase (decrease) in time deposits	535	(1,280)
Increase (decrease) in other deposits	3,839	(921)
Net proceeds of stock offering and conversion	—	55,463
Repayments of borrowings	(247)	(11,739)
Additional borrowings	—	3,000
Dividends paid	(692)	(229)
Stock option exercises and related tax benefits	116	—

Net cash provided by financing activities	3,551	44,294

Net increase in cash and cash equivalents	4,837	42,461
Cash and cash equivalents at beginning of period	34,235	6,929

Cash and cash equivalents at end of period	$39,072	$49,390

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(unaudited) (in thousands)

	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$736	$787

Income taxes	55	251

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) and The Rome Savings Bank (the “Bank”), a wholly-owned subsidiary of the Company, as of March 31, 2006 and December 31, 2005 and for the three month periods ended March 31, 2006 and 2005. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

          The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

          The data in the condensed consolidated balance sheet for December 31, 2005 was derived from the Company’s 2005 Annual Report on Form 10-K. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders’ equity and comprehensive income and statements of cash flows should be read in conjunction with the 2005 consolidated financial statements, including the notes thereto included in the Company’s Annual Report on Form 10- K.

          Amounts in the prior period’s consolidated financial statements are reclassified when necessary to conform with the current period’s presentation.

(2)	Stock Offering and Conversion

          On March 30, 2005, the second step conversion of Rome MHC into a stock holding company structure and the related stock offering of this new stock holding company were completed. As a result of the second-step conversion, New Rome Bancorp, Inc. became the holding company for the Bank and was immediately renamed “Rome Bancorp, Inc.” Rome Bancorp issued 5,900,000 shares of common stock at a price of $10.00 per share in the related stock offering and exchanged 1,650,254 shares of common stock of the now predecessor Rome Bancorp, Inc. into 3,742,246 shares of common stock of the newly formed Rome Bancorp, Inc. pursuant to an exchange ratio of 2.26784, cashing out fractional shares. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity. Direct offering costs totaling $3.1 million were deducted from the proceeds of the shares sold in the offering. As a result of the exchange and stock offering, as of March 30, 2005, the Company had 9,642,246 shares of common stock issued and outstanding. Net proceeds of $53.5 million were raised in the stock offering, excluding $2.36 million which was loaned by the company to a trust for the Employee

Stock Ownership Plan (ESOP) enabling it to purchase 236,000 shares of common stock in the stock offering for allocation under such plan. In addition, as part of the conversion and dissolution of Rome, MHC, the Bank received $1.9 million of cash previously held by Rome, MHC.

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

          The following summarizes the computation of earnings per share for the three month periods ended March 31, 2006 and 2005.

	Three months ended
	March 31

	(in thousands, except share and per share data)

	2006	2005

Basic earnings per share:
Net Income	$808	$639
Weighted average basic shares outstanding	9,228	9,346

Basic earnings per share	$0.09	$0.07

Diluted earnings per share:
Net Income	$808	$639
Weighted average basic shares outstanding	9,228	9,346
Effect of dilutive securities:
Stock options	168	207
Unearned compensation	—	12

Weighted average diluted shares outstanding	9,396	9,565

Diluted earnings per share	$0.09	$0.07

(4)	Other Comprehensive Loss

	Three months ended
	March 31,

	2006	2005

Net change in unrealized loss on available-for-sale securities arising during the period	$(36)	$(281)
Reclassification adjustment for net realized gain included in net income	(11)	(29)

Other comprehensive loss, before tax	(25)	(252)
Deferred tax benefit	(10)	(101)

Other comprehensive loss	$(15)	$(151)

(5)	Securities

Securities are summarized as follows (in thousands):

	March 31, 2006		December 31, 2005

	Amortized Cost	Fair value	Amortized cost	Fair value

Available-for-sale:
U.S. Government agencies	$816	$846	$949	$985
State and Municipal obligations	3,831	3,893	4,506	4,595
Mortgage-backed securities FHLMC	529	535	570	583
Corporate bonds	2,005	2,006	2,008	2,017

Total debt securities	7,181	7,280	8,033	8,180

Equity and other securities	1,137	1,155	1,491	1,486

Total available for sale	$8,318	$8,435	$9,524	$9,666

Held-to-maturity:
U.S. Government securities	$1,204	$1,191	$1,208	$1,193
Mortgage-backed securities	—	—	—
GNMA	44	46	48	51
FHLMC	3	4	3	3
Other bonds	179	179	181	181

Total held to maturity	$1,430	$1,420	$1,440	$1,428

FHLB Stock	$770	$770	$776	$776

     FHLB stock is carried at cost since fair values are not readily determinable.

          Securities pledged at both March 31, 2006 and December 31, 2005 had a carrying amount of $1.1 million. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(6)	Loans

Loans are summarized as follows (in thousands):

	March 31,	December 31,
	2006	2005

Mortgage loans:
Residential (1-4 family)	$126,220	$126,422
Commercial	52,527	52,748
Construction and land	4,853	3,317

Total Mortgage loans	183,600	182,487

Other loans:
Commercial	24,283	23,832
Automobile loans	18,316	18,321
Property improvement and equipment	15,465	15,434
Other consumer	13,095	13,804

Total Other loans	71,159	71,391

Total Loans	$254,759	$253,878

          Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three months ended
	March 31,

	2006	2005

Balance at beginning of period	$1,960	$2,000
Provision charged to operations	115	—
Loans charged off	(161)	(36)
Recoveries	44	57

Balance at end of period	$1,958	$2,021

          The Company’s recorded investment in loans that are considered impaired totaled $204,000 and $211,000 at March 31, 2006 and December 31, 2005, respectively. These impaired loans carried allowances of $123,000 at March 31, 2006 and $127,000 as of year-end 2005. The average recorded investment in impaired loans was $207,000 and $258,000 in the first quarters of 2006 and 2005, respectively. The Company recognized no interest on impaired loans during the three months ended March 31, 2006 and 2005.

          The principal balances of loans not accruing interest amounted to $1.0 million and $871,000 at March 31, 2006 and December 31, 2005, respectively. Loans 90 days past due and accruing interest amounted to $178,000 and $75,000 at March 31, 2006 and December 31, 2005, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the three months ended March 31, 2006 and 2005 was $30,800 and $23,700, respectively. There are no commitments to extend further credit on non-accruing loans.

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

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), ‘Share-Based Payment’ (FAS 123(R)), using the modified prospective method of transition. Under the provisions of FAS 123(R), the estimated fair value of share-based awards granted is recognized as compensation expense over the service period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of FAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. The Company had no unvested stock options outstanding at the date of adoption.

Prior to January 1, 2006, the Company accounted for share-based employee compensation plans using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, ‘Accounting for Stock Issued to Employees’ (APB 25), and its related interpretations. Under the provisions of APB 25, no compensation expense was recognized when stock options were granted with exercise prices equal to or greater than market value on the date of grant.

Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. FAS 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. This tax benefit of $59,000 related to share-based compensation in the first quarter of 2006 has been included in cash flows from financing activities.

Under the modified prospective method of transition, the Company is not required to restate its prior period financial statements to reflect disclosures of its net income and earnings per share for the prior year period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the three months ended March 31, 2005:

Three months ended March 31, 2005

(in thousands, except per share data)

Net income:
As reported	$639
Add: Stock based compensation expense included in net income, net of related tax expense	8
Deduct: Total stock based compensation expense determined under fair value method, net of related tax expense	(17)

Pro forma	$630

Basic earnings per share:	$0.07
As reported	$0.07
Pro forma

Diluted earnings per share:	$0.07
As reported	$0.07
Pro forma

Following is a summary of the Company’s 2006 year to date stock option activity:

	Three Months ended March 31, 2006

	(Dollars in Thousands)

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding, beginning of period	219,798	$2.19	$0.94
Exercised	(25,736)	2.19	0.94
Granted	—	—	—

Options outstanding and exercisable end of period	194,062	$2.19	$0.94

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2006 was $1875,000. The intrinsic value of options exercised during the quarter ended March 31, 2006 was $241,000.

(8)	Pension and Postretirement Medical Benefit Expenses

          The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended March 31,

	(in thousands)
	Pension benefits		Postretirement benefits

	2006	2005	2006	2005

Components of net periodic cost:
Service cost	$—	$—	$6	$8
Interest cost	106	104	34	37
Expected return on plan assets	(177)	(164)	—	—
Curtailment charge	—	—	—	—
Amortization	17	17	(2)	—

Net periodic (benefit) cost	$(54)	$(43)	$38	$45

          In December of 2002, the Company’s Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2006 the Company expects to make no contributions to the defined benefit pension plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this discussion and in future filings by Rome Bancorp, Inc. with the Securities and Exchange Commission, in Rome Bancorp, Inc. press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp, Inc. wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp, Inc. actual results, and could cause Rome Bancorp, Inc. actual financial performance to differ materially from that expressed in any forward-looking statement: (1) changes in the real estate market or local economy, (2) changes in interest rates, (3) changes in laws and regulations to which we are subject, and (4) competition in our primary market area. Rome Bancorp, Inc. disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Net income for the first quarter of 2006 was $808,000, an increase of 26.4% over the prior year’s first quarter net income of $639,000. The significant factors and trends impacting the first quarter of 2006, which are discussed in greater depth below, were as follows:

•

Net interest income increased by $620,000 or 20.7% from the same quarter last year as a result of increases in both net interest margin and the level of earning assets. The Company’s net interest margin increased from 4.81% in the first quarter of 2005 to 5.07% in the same quarter of 2006. Over the same period, the Company had growth of $34.9 million, or 13.6%, in average earning assets as a result of the Company’s March 2005 second step stock conversion and offering.

•	Non-interest expense increased to $2.6 million in the first quarter of 2006 from $2.5 million in the same quarter of the prior year primarily due to higher professional fees.
•	Non-interest income decreased by $46,000 from first quarter 2005 levels primarily due to a decrease in securities gains and non-operating revenues.
•

The Company’s recorded a provision for loan losses of $115,000 in the quarter ended March 2006, as compared to no provision in the same quarter of the prior year. The provision was necessitated to restore the reserve for net charge-offs incurred in the first quarter of 2006.

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

The Company’s critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 2 to the consolidated financial statements reported on the Company’s 2005 Form 10-K to obtain a better understanding of how our financial performance is reported.

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

	Average Balances, Interest and Average Yields

	For the three months ended March 31, 2006				For the three months ended March 31, 2005

	Average Balance	Interest Income/	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$252,306	$3,977	6.39%		$233,595	$3,572	6.20%
Securities (1)	11,125	155	5.66		17,840	215	4.89
Federal funds sold & other interest bearing deposits	28,141	300	4.32		5,251	26	2.01

Total interest-earnings assets	291,572	4,432	6.16		256,686	3,813	6.02
Noninterest-earning assets	16,630				17,716

Total assets	$308,202				$274,402

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$89,773	$166	0.75		$102,283	$178	0.71
Time deposits	66,385	508	3.10		68,515	421	2.49
Money market accounts	5,377	13	1.03		7,786	19	0.98
Other interest bearing deposits	11,249	17	0.61		9,371	14	0.61

Total interest-bearing deposits	172,784	704	1.65		187,955	632	1.36
Borrowings	9,214	81	3.55		17,766	138	3.15

Total interest-bearing liabilities	181,998	785	1.75		205,721	770	1.52

Noninterest-bearing deposits	27,822				27,192
Other liabilities	4,715				4,308

Total liabilities	214,535				237,221
Shareholders’ equity	93,667				37,181

Total liabilities and shareholders’ equity	$308,202				$274,402

Net interest income		3,647				3,043
Tax equivalent adjustment on securities		(25)				(41)

Net interest income per consolidated financial statements		$3,622				$3,002

Net interest rate spread			4.42%				4.51%
Net interest margin			5.07%				4.81%
Ratio of interest-earning assets to interest-bearing liabilities			1.60	x			1.25	x

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

Rate Volume Analysis – The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the first period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

Rate Volume Analysis
Three months ended March 31, 2006
Compared to Three months ended March 31, 2005

	Increases (decreases) due to
	Rate	Volume	Net

	(thousands)
Assets:
Interest-earning assets:
Loans	$122	$283	$405
Securities	21	(81)	(60)
Federal funds sold & other
Interest bearing deposits	161	113	274

Total interest-earnings assets	304	315	619

Interest-bearing liabilities:
Savings accounts	10	(22)	(12)
Time deposits	100	(13)	87
Money market accounts	1	(6)	(5)
Other interest bearing deposits	—	2	3

Total interest-bearing deposits	111	(39)	73
Borrowings	9	(66)	(57)

Total interest-bearing liabilities	120	(105)	15

Net change in interest income	$184	$420	$604

Comparison of Financial Condition at March 31, 2006 and December 31, 2005:

          The Company’s total assets at March 31, 2006 were $313.3 million, an increase of $4.4 million from $308.9 million at December 31, 2005. Cash and federal funds increased by $4.8 million in the first quarter of 2005 from $34.2 million at December 31, 2005 to $39.1 million at March 31, 2006 due to increased deposit balances. Securities decreased by $1.3 million from $11.9 million to $10.6 million over the same period. The decrease in securities was attributable to the sale of one security, as well as maturities in the investment portfolio.

          The Company’s loan portfolio increased by $900,000 during the first quarter of 2006, growing to $254.8 million at March 31, 2006 from $253.9 million at December 31, 2005. During the first three months of 2006, the Company originated approximately $9.6 million of loans, compared to approximately $12.3 million of loans originated in the same period of 2005. The majority of the decrease in loan originations is in the residential mortgage portfolio, partially as a result of increases in prevailing rates. Asset quality continues to be strong, as non-performing loans as a percentage of total loans grew slightly to 0.48% at March 31, 2006 as compared to 0.37% at December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.77% at both March 31, 2006 and December 31, 2005. The allowance for loan losses as a percent of non-performing loans was 161.5% at March 31, 2006, as compared to 207.0% at December 31, 2005.

          Total deposits increased to $205.8 million at March 31, 2006 from $201.5 million at year-end. Although growth was achieved in all deposit segments, the increase is primarily attributable to deposit gains in savings and other interest bearing deposit accounts. Savings deposit balances increased by $1.9 million, or 2.1%, in the first quarter of 2006. Other-interest bearing deposits grew by $1.6 million or 14.9% during the same period. During the current quarter, money market account balances, time deposits and non-interest bearing deposits increased by $28,000, $534,000 and $268,000, respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2006 and 2005

General

          During the three months ended March 31, 2006, the Company recorded net income of $808,000 as compared to $639,000 for the first quarter of 2005. The increase in net income is comprised of a $620,000 increase in net interest income before loan loss provision, which was partially offset by an increase in loan loss provision of $115,000, a decrease of $46,000 in non-interest income, an increase in non-interest expense of $156,000 and a $134,000 increase in income tax expense.

          Diluted earnings per share were $0.09 per diluted share for the three months ended March 31, 2006 in comparison to $0.07 per diluted share for the same quarter of 2005. The increase in earnings per share is directly attributed to the above referenced increase in first quarter net income.

Net Interest Income

          Net interest income before loan loss provision for the quarter ended March 31, 2006 increased by $620,000 or 20.7% compared to the same quarter of 2005. This increase is attributable to growth in the Company’s earning asset portfolio and an increase in net interest margin.

Interest Income

          Interest income increased to $4.4 million for the quarter ended March 31, 2006 from $3.8 million for the same quarter of 2005. The increase in interest income was attributable to the growth in the Company’s loan portfolio, partially offset by a decrease in average securities balances, which in the present environment, generate lower yields than loans. Average loan balances for the first quarter of 2006 were $252.3 million, an increase of $18.6 million over the average outstanding loans for the first quarter of 2005. The yield on the Company’s loan portfolio for the quarter ended March 31, 2006 was 6.39% in comparison to a yield of 6.20% for the same period last year. Interest income on securities declined $44,000 from $174,000 for the quarter ended March 31, 2005 to $130,000 for the quarter ended March 31, 2006. Comparatively, the average balance of securities declined by $6.7 million, or 37.6% from the first quarter of 2005 to $11.1 million for the current quarter and the yield on the Company’s securities increased from 4.89% to 5.66% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits increased by $274,000 to $300,000 for the quarter ended March 31, 2006 from the same quarter in 2005 due to increases in both average outstanding balances and yields. The yields on these assets increased to 4.32% in the first quarter of 2006 from 2.01% in the first quarter of the previous year, consistent with increases in market short term interest rates. The average balances of these deposits increased to $28.1 million in the quarter ended March 31, 2006 from $5.3 million in the same period last year due to the receipt of proceeds from the March 30, 2005 stock conversion and offering.

Interest Expense

          Interest expense increased to $785,000 in the quarter ended March 31, 2006 from $770,000 for the same quarter of 2005. Interest expense on deposits increased to $704,000 for the quarter ended March 31, 2006 from $632,000 for the quarter ended March 31, 2006, reflecting an increase in the average cost of interest bearing deposits to 1.65% from 1.36% for the first quarters of 2006 and 2005, respectively. The increase in the average cost of deposits was consistent with the current short term market rates. Outstanding average interest bearing deposits for the quarter ended March 31, 2006 decreased by $15.2 million, or 8.1%, from the same period a year earlier. A portion of this decrease is attributed to depositors utilizing funds on deposit to purchase the Company’s stock as part of the second step stock conversion and offering that was completed on March 30, 2005. Other decreases are attributable to the intense rate competition for deposits, as short term rates continue to increase. Interest expense on borrowed funds decreased to $81,000 for the quarter ended March 31, 2006 from $138,000 for the comparative quarter of 2005 primarily due to a decrease in the average outstanding borrowings of $8.6 million, or 48.1%. Proceeds received in the March 2005 stock offering were utilized to pay-down maturing and overnight FHLB advances.

Provision for Loan Losses

          The Company recorded a provision for loan losses in the first quarter of 2006 of $115,000 as compared to no provision in the same quarter of 2005. This provision was necessitated to replenish the reserve for net loan charge-offs totaling $117,000 during the quarter. By contrast, during the first quarter of 2005, the Company received the proceeds of net loan recoveries of $21,000. Asset quality has remained strong with non-performing loans as a percent of loans of 0.48% and the allowance for loan losses as a percent of non-performing loans of 161.5 at March 31, 2006, as compared to 0.43% and 198.7%, respectively at March 31, 2005.

          In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company’s market area, which can impact the inherent risk of loss in the Company’s loan portfolio. In light of these factors, a provision of $115,000 was determined appropriate at March 31, 2006.

Non-Interest Income and Non-Interest Expense

          Non-interest income declined by $46,000 to $424,000 in the current quarter from $470,000 in the first quarter of 2005. This decrease is primarily due to a decline in net securities gains of $18,000 and a reduction in non-operating revenues of $28,000.

          Non-interest expense increased by $156,000 to $2.6 million in the current quarter compared to $2.5 million in the same period of 2005, primarily due to higher expenditures in the areas of professional fees related to strategic planning initiatives and continued Sarbanes Oxley compliance work.

          Income tax expense for the first quarter of 2006 increased to $485,000 from $351,000 in the same period of 2005, directly due to the increase in pre-tax income.

Liquidity and Capital Resources

          The Company’s primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $31.6 million. At March 31, 2006, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and amortizing notes totaling $9.1 million.

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

          The Company’s primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the quarter ended March 31, 2006, the Company originated loans of approximately $9.6 million, as compared to $12.3 of loans originated in the first quarter of 2005.

          At March 31, 2006, the Company had loan commitments to borrowers of approximately $6.3 million, and available letters and lines of credit of approximately $13.0 million.

          Time deposit accounts scheduled to mature within one year were $42.8 million at March 31, 2006. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

          At March 31, 2006, the Bank exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at March 31, 2006 was $59.6 million, or 19.03% of adjusted assets. In order to be classified as “well-capitalized” by the FDIC, the Bank is required to have leverage (Tier 1) capital of $15.7 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the FDIC, the Bank must also have a total risk-based capital ratio of 10.0%. At March 31, 2006, the Bank had a total risk-based capital ratio of 28.80%.

          The Company paid cash dividends of $0.075 per share during the three-month period ended March 31, 2006 totaling $692,000.

          On April 26, 2006, the Company’s Board of Directors authorized the repurchase of 485,000 (approximately 5.0%) of the Company’s outstanding common shares over the following twelve month period. Since that date and as of the filing of this report, $5.2 million has been expended to repurchase shares.

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

Recent Accounting Pronouncements

          FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other-than-temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP became effective for reporting periods beginning after December 15, 2005 and its initial adoption of this statement had no material impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          There has been no material change in the Company’s interest rate risk profile since December 31, 2005. For a more complete discussion of the Company’s asset and liability management policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2005 Form 10-K.

          As a result of receipt of the proceeds of the Company’s reorganization and stock offering on March 30, 2005, the Company had deposit balances with two financial institutions in the amounts of $14.9 million and $15.2 million. This asset concentration is temporary in nature and continues to diminish as the stock offering proceeds are deployed into other earning assets.

Item 4. Controls and Procedures

          Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There have been no significant changes in the Company’s internal controls over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10-K for the period ending December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)

3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)

3.2	Bylaws of New Rome Bancorp, Inc. (1)

4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)

10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)

10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (1)

10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)

10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)

10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)

10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)

10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)

10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)

10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)

10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)

31.1	Rule 13a-14a/15d-14a Certification.

31.2	Rule 13a-14a/15d-14a Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/ Charles M. Sprock	Chairman of the Board,	May 11, 2006
President and Chief
Charles M. Sprock	Executive Officer (Principal Executive Officer)

/s/ David C. Nolan	Executive Vice President	May 11, 2006
and Chief Financial Officer
David C. Nolan	(Principal Financial Officer)