Form 10-Q
period 2006-06-30
ROME BANCORP INC
filed 2006-08-11
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

          Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 2006

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
Yes ☒   No ☐

          Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
Yes ☐   No ☒

          Indicate the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at August 10, 2006

Common Stock, par value $.01	8,795,020

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
June 30, 2006 and December 31, 2005
(in thousands, except share data)

	(unaudited) June 30, 2006	December 31, 2005

Assets

Cash and due from banks	$6,493	$7,457
Federal funds sold and other short-term investments	11,115	26,778

Total cash and cash equivalents	17,608	34,235
Securities available for sale, at fair value	5,159	9,666
Securities held to maturity (fair value of $1,196 and $1,428 at June 30, 2006 and December 31, 2005, respectively)	1,202	1,440
Federal Home Loan Bank Stock	813	776
Loans	256,423	253,878
Less: Allowance for loan loss	(1,954)	(1,960)

Net loans	254,469	251,918
Premises and equipment, net	4,940	4,503
Accrued interest receivable	1,014	1,053
Other assets	13,447	5,262

Total assets	$298,652	$308,853

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$29,703	$30,039
Savings	88,070	89,138
Money market	5,139	4,929
Time	69,088	66,298
Other interest bearing	12,006	11,064

Total deposits	204,006	201,468
Borrowings	8,878	9,374
Other liabilities	4,772	4,533

Total liabilities	217,656	215,375

Shareholders’ equity
Common Stock, $.01 par value; authorized: 30,000,000 shares; issued and outstanding 9,715,020 and 8,807,120 shares at June 30, 2006 and 9,678,128 and 9,678,128 shares at December 31, 2005	97	97
Additional paid-in capital	58,908	60,013
Retained earnings	36,267	35,983
Accumulated other comprehensive income	38	85
Treasury stock; 907,900 shares at June 30, 2006	(11,723)	—

Unallocated shares of employee stock ownership plan (ESOP); 439,153 shares at June 30, 2006 and 462,135 shares at December 31, 2005	(2,591)	(2,700)

Total shareholders’ equity	80,996	93,478

Total liabilities and shareholders’ equity	$298,652	$308,853

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2006 and 2005
(in thousands, except share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2006	2005	2006	2005

Interest income:
Loans	$4,011	$3,658	$7,988	$7,230
Securities	100	167	230	341
Other short-term investments	276	281	576	307

Total interest income	4,387	4,106	8,794	7,878

Interest expense:
Deposits	774	640	1,479	1,272
Borrowings	79	87	159	225

Total interest expense	853	727	1,638	1,497

Net interest income	3,534	3,379	7,156	6,381

Provision for loan losses	—	—	115	—

Net interest income after provision for loan losses	3,534	3,379	7,041	6,381

Non-interest income:
Net gain on securities transactions	—	17	11	46
Other	466	565	879	1,006

Total non-interest income	466	582	890	1,052

Non-interest expense:
Salaries and employee benefits	1,333	1,259	2,749	2,652
Building, occupancy and equipment	457	410	909	868
Other	811	738	1,581	1,369

Total non-interest expense	2,601	2,407	5,239	4,889

Income before income tax expense	1,399	1,554	2,692	2,544
Income tax expense	538	584	1,023	935

Net income	$861	$970	$1,669	$1,609

Basic earnings per share	$0.10	$0.10	$0.19	$0.17

Diluted earnings per share	$0.10	$0.10	$0.18	$0.17

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2006 and 2005
(in thousands, except share and per share data)(unaudited)

	Common stock	Additional paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive income	Unallocated ESOP shares	Unearned compensation	Total

Balances at January 1, 2005	$33	$10,756	$34,627	$(8,963)	$391	$(560)	$(26)	$36,258
Comprehensive income:
Net Income	—	—	1,609	—	—	—	—	1,609
Other comprehensive loss	—	—		—	(195)	—	—	(195)

Total comprehensive income								1,414
Proceeds of common stock offering and conversion of existing shares, net of tax	75	57,769	—		—	(2,360)	—	55,484
Retirement of 1,747,266 treasury shares	(12)	(8,963)	—	8,963	—	—	—	(12)
Amortization of unearned compensation	—	—	—	—	—	—	26	26
Dividends paid ($0.132 per share)	—	—	(834)	—	—	—	—	(834)
Exercise of stock options	—	7	—	—	—	—	—	7
Tax benefit of vested RRP shares	—	73	—	—	—	—	—	73
ESOP shares released for allocation (19,050 shares)	—	127	—	—	—	71	—	198

Balances at June 30, 2005	$96	$59,769	$35,402	$—	$196	$(2,849)	$—	$92,614

Balances at January 1, 2006	$97	$60,013	$35,983	$—	$85	$(2,700)	$—	$93,478
Comprehensive income:
Net Income	—	—	1,669	—	—	—	—	1,669
Other comprehensive loss	—	—	—	—	(47)	—	—	(47)

Total comprehensive income								1,622

Purchases of 1,025,900 treasury shares	—	—	—	(13,234)	—	—	—	(13,234)
Transfer of treasury shares to RRP plan	—	(1,511)	—	1,511	—	—	—	—
Amortization of unearned compensation	—	53	—	—	—	—	—	53
Dividends paid ($0.15 per share)	—	—	(1,385)	—	—	—	—	(1,385)
Exercise of stock options	—	186	—	—	—	—	—	186
ESOP shares released for allocation (19,050 shares)	—	167	—	—	—	109	—	276

Balances at June 30, 2006	$97	$58,908	$36,267	$(11,723)	$38	$(2,591)	$—	$80,996

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(unaudited) (in thousands)

	2006	2005

Cash flows from operating activities:
Net income	$1,669	$1,609
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	268	250
Increase in accrued interest receivable	40	2
Net gain on securities sold	(11)	(46)
Provision for loan losses	115	—
Loss on disposal of fixed asset	7	—
Net accretion on securities	(6)	(2)
Proceeds from sales of loans	543	293
Net gain on loans sold	(8)	(5)
Originations of loans held for sale	(535)	(288)
Increase (decrease) in other liabilities	238	(26)
(Increase) decrease in other assets	(210)	546
Allocation of ESOP shares	276	198
Amortization of unearned compensation	53	26

Net cash provided by operating activities	2,439	2,557

Cash flows from investing activities:
Net increase in loans	(2,612)	(12,608)
Purchase of Bank owned life insurance	(8,000)	—
Proceeds from sales of securities available for sale	365	679
Proceeds from maturities and principal reductions of securities available for sale	4,087	2,912
Purchases of securities available for sale	—	(1)
Purchases of Federal Home Loan Bank stock	(37)	(175)
Proceeds from maturities and principal reductions of securities held to maturity	232	27
Additions to premises and equipment	(709)	(384)

Net cash used in investing activities	(6,674)	(9,550)

Cash flows from financing activities:
Increase (decrease) in time deposits	2,790	(1,740)
Decrease in other deposits	(252)	(2,484)
Net proceeds of stock offering and conversion	—	55,472
Repayments of borrowings	(497)	(11,980)
Additional borrowings	—	3,000
Purchase of treasury stock	(13,234)	—
Dividends paid	(1,385)	(834)
Exercise of stock options	186	7

Net cash (used in) provided by financing activities	(12,392)	41,441

Net (decrease) increase in cash and cash equivalents	(16,627)	34,448
Cash and cash equivalents at beginning of period	34,235	6,929

Cash and cash equivalents at end of period	$17,608	$41,377

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(unaudited) (in thousands)

	2006	2005

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	$54	—
Cash paid during the period for:
Interest	1,639	1,504
Income taxes	925	900

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) and The Rome Savings Bank (the “Bank”), a wholly-owned subsidiary of the Company, as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

          The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

          The data in the condensed consolidated balance sheet for December 31, 2005 was derived from the Company’s 2005 Annual Report on Form 10-K. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders’ equity and comprehensive income and statements of cash flows should be read in conjunction with the 2005 consolidated financial statements, including the notes thereto included in the Company’s Annual Report on Form 10-K.

          Amounts in the prior period’s consolidated financial statements are reclassified when necessary to conform with the current period’s presentation.

(2) Stock Offering and Conversion

          Stock Offering and Conversion

          On March 30, 2005, the second step conversion of Rome, MHC into a stock holding company structure and the related stock offering of this new stock holding company were completed. As a result of the second-step conversion, New Rome Bancorp, Inc. became the holding company for the Bank and was immediately renamed “Rome Bancorp, Inc.” Rome Bancorp issued 5,900,000 shares of common stock at a price of $10.00 per share in the related stock offering and exchanged 1,650,254 shares of common stock of the now predecessor Rome Bancorp, Inc. into 3,742,246 shares of common stock of the newly formed Rome Bancorp, Inc. pursuant to an exchange ratio of 2.26784, cashing out fractional shares. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company’s assets, liabilities and equity. Direct offering costs totaling $3.1 million were deducted from the proceeds of the shares sold in the offering. As a result of the exchange and stock offering, as of March 30, 2005, the Company had 9,642,246 shares of common stock issued and outstanding. Net proceeds of $53.5 million were raised in the stock offering, excluding $2.36 million which was loaned by the company to a trust for the Employee Stock Ownership Plan (ESOP) enabling it to purchase 236,000 shares of common stock in the stock offering for allocation under such plan. In addition, as part of the conversion and dissolution of Rome, MHC, the Bank received $1.9 million of cash previously held by Rome, MHC.

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

(3) Earnings Per Share

          The following summarizes the computation of earnings per share for the three and six month periods ended June 30, 2006 and 2005.

	Three and six months ended June 30 (in thousands, except share and per share data)

	Three months ended		Six months ended

	2006	2005	2006	2005

Basic earnings per share:
Income available to common shareholders	$861	$970	$1,669	$1,609
Weighted average basic shares outstanding	8,766	9,349	8,996	9,347

Basic earnings per share	$0.10	$0.10	$0.19	$0.17

Diluted earnings per share:
Income available to common shareholders	$861	$970	$1,669	$1,609
Weighted average basic shares outstanding	8,766	9,349	8,996	9,347
Effect of dilutive securities:
Stock options	140	197	154	202
Unearned compensation	—	6	—	11

Weighted average diluted shares outstanding	8,906	9,552	9,150	9,560

Diluted earnings per share	$0.10	$0.10	$0.18	$0.17

(4) Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Net change in unrealized loss on available-for-sale securities arising during the period	$(53)	$(90)	$(89)	$(371)
Reclassification adjustment for net realized gain included in net income	—	(17)	(11)	(46)

Other comprehensive loss, before tax	(53)	(73)	(78)	(325)
Deferred tax benefit	(21)	(29)	(31)	(130)

Other comprehensive loss	$(32)	$(44)	$(47)	$(195)

(5) Securities

          Securities are summarized as follows (in thousands):

	June 30, 2006		December 31, 2005

	Amortized Cost	Fair value	Amortized cost	Fair value

Available-for-sale:
U.S. Government agencies	$577	$596	$949	$985
State and Municipal obligations	2,480	2,525	4,506	4,595
Mortgage-backed securities FHLMC	400	400	570	583
Corporate bonds	502	502	2,008	2,017

Total debt securities	3,959	4,023	8,033	8,180

Equity and other securities	1,137	1,136	1,491	1,486

Total available for sale	$5,096	$5,159	$9,524	$9,666

Held-to-maturity:
U.S. Government securities	$1,002	$994	$1,208	$1,193
Mortgage-backed securities		—	—
GNMA	34	36	48	51
FHLMC	3	3	3	3
Other bonds	163	163	181	181

Total held to maturity	$1,202	$1,196	$1,440	$1,428

FHLB Stock	$813	$813	$776	$776

FHLB stock is carried at cost since fair values are not readily determinable.

Securities pledged at both June 30, 2006 and December 31, 2005 had a carrying amount of $1.0 million and $1.1 million, respectively. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(6) Loans

          Loans are summarized as follows (in thousands):

	June 30, 2006	December 31, 2005

Mortgage loans:
Residential (1-4 family)	$129,723	$126,422
Commercial	51,043	52,748
Construction and land	5,501	3,317

Total Mortgage loans	186,267	182,487

Other loans:
Commercial	23,030	23,832
Automobile loans	18,238	18,321

Property improvement and equipment	15,339	15,434
Other consumer	13,549	13,804

Total Other loans	70,156	71,391

Total Loans	$256,423	$253,878

          Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2006	2005	2006	2005

Balance at beginning of period	$1,958	$2,021	$1,960	$2,000
Provision charged to operations	—	—	115	—
Loans charged off	(83)	(148)	(244)	(184)
Recoveries	79	422	123	479

Balance at end of period	$1,954	$2,295	$1,954	$2,295

          The Company’s recorded investment in loans that are considered impaired totaled $333,000 and $211,000 at June 30, 2006 and December 31, 2005, respectively. These impaired loans carried allowances of $187,000 at June 30, 2006 and $127,000 as of year-end 2005. The average recorded investment in impaired loans was $358,000 and $255,000 in the first six months of 2006 and 2005, respectively. The Company recognized no interest on impaired loans during the six month periods ended June 30, 2006 and 2005.

          The principal balances of loans not accruing interest amounted to $1.0 million and $871,000 at June 30, 2006 and December 31, 2005, respectively. Loans 90 days past due and accruing interest amounted to

$72,000 and $75,000 at June 30, 2006 and December 31, 2005, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the three months ended June 30, 2006 and 2005 was $48,800 and $41,100, respectively. There are no commitments to extend further credit on non-accruing loans.

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

Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. FAS 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. This tax benefit of $106,000 related to share-based compensation in the first half of 2006 has been included in cash flows from financing activities.

Under the modified prospective method of transition, the Company is not required to restate its prior period financial statements to reflect disclosures of its net income and earnings per share for the prior year period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the three and six months ended June 30, 2005:

	Three and six months ended June 30, 2005

	(in thousands, except per share data)

	Three Months	Six Months

Net income:
As reported	$970	$1,609
Add: Stock based compensation expense included in net income, net of related tax expense	8	16
Deduct: Total stock based compensation expense determined under fair value method, net of related tax expense	(17)	(34)

Pro forma	$961	$1,591

Basic earnings per share:
As reported	$0.10	$0.17
Pro forma	$0.10	$0.17

Diluted earnings per share:
As reported	$0.10	$0.17
Pro forma	$0.10	$0.17

On May 24, 2006, the Company’s Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company’s stock on that day. These options have a ten year life and vest ratably over a five year period. The fair value of the options granted is estimated at grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.45%, expected stock price volatility 13.636%, risk free interest rate 5.073% and an expected option life of 10 years. As of June 30, 2006, unrecognized compensation cost related to these options was $1.0 million. This expense is being amortized on a straight line basis over the sixty month vesting period of the options.

Following is a summary of the Company’s 2006 year to date stock option activity:

	Six Months ended June 30, 2006

	(Dollars in thousands)

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding, beginning of period	219,798	$2.19	$0.94
Exercised	(36,892)	2.19	0.94
Granted	354,000	12.84	2.89

Options outstanding at end of period	536,906	$9.21	$2.23

Options exercisable at end of period	182,906	$2.19	$0.94

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2006 was $1,975,000. The intrinsic value of options exercised during the quarter and six months ended June 30, 2006 was $241,000 and $359,000, respectively.

On May 24, 2006, the Company’s Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period and the related unrecognized compensation cost related to this grant will be expensed over the same period. At June 30, 2006, the unrecognized compensation cost attributable to restricted stock awards was $2.1 million. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $2.2 million at June 30, 2006.

Compensation cost for the Company’s stock option and restricted stock plans in the 2006 and 2005 second quarters was $53,000 and $13,000, respectively. For the six months ended June 30, 2006 and 2005 compensation cost related to these plans was $53,000 and $26,000, respectively.

(8) Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended June 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2006	2005	2006	2005

Components of net periodic pension cost:
Service cost	$—	$—	$6	$8
Interest cost	106	104	34	37
Expected return on plan assets	(177)	(164)	—	—
Curtailment charge	—	—	—	—
Amortization	17	17	(2)	—

Net periodic pension cost	$(54)	$(43)	$38	$45

	Six months ended June 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2006	2005	2006	2005

Components of net periodic pension cost:
Service cost	$—	$—	$12	$16
Interest cost	212	208	68	74
Expected return on plan assets	(354)	(328)	—	—
Curtailment charge	—	—	—	—
Amortization	34	34	(4)	—

Net periodic pension cost	$(108)	$(86)	$76	$90

In December of 2002, the Company’s Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2006, the Company expects to make no contributions to the defined benefit pension plan.

(9)	New Accounting Pronouncements

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this discussion and in future filings by Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) with the Securities and Exchange Commission, in Rome Bancorp press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp actual results, and could cause Rome Bancorp, Inc. actual financial performance to differ materially from that expressed in any forward-looking statement: (1) changes in the real estate market or local economy, (2) changes in interest rates, (3) changes in laws and regulations to which we are subject, and (4) competition in our primary market area. Rome Bancorp disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision (“OTS”) as a savings and loan holding company, whose sole business is conducted by its wholly owned subsidiary, the Rome Savings Bank (the “Bank.”) The Bank’s principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long and short-term marketable securities and other liquid investments. Following its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

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

Net income for the second quarter of 2006 was $861,000, a decrease of 11.2% over the prior year’s second quarter net income of $970,000. The significant factors and trends impacting the second quarter of 2006, which are discussed in greater depth below, were as follows:

•

Net interest income increased by $155,000 or 4.6% from the same quarter last year as a result of an increase in the yield on earning assets, partially offset by an increase in deposit interest expense. The Company’s net interest margin increased from 4.64% in the second quarter of 2005 to 5.02% in the same quarter of 2006.

•	Non-interest expense increased to $2.6 million in the second quarter of 2006 from $2.4 million in the same quarter of the prior year, primarily due to higher benefit costs and professional fees.

•

Non-interest income decreased by $116,000 from second quarter 2005 levels primarily due to a non-recurring settlement received in June of 2005 and a decrease in securities gains, partially offset by increased fee revenue.

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

	Average Balances, Interest and Average Yields

	For the three months ended June 30, 2006				For the three months ended June 30, 2005

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$252,772	$4,011	6.37%		$238,903	$3,658	6.14%
Securities (1)	8,305	120	5.82		16,295	206	5.06
Federal funds sold & other
Interest bearing deposits	22,795	276	4.85		40,559	281	2.78

Total interest-earnings assets	283,872	4,407	6.23		295,757	4,145	5.62
Noninterest-earning assets	20,048				16,351

Total assets	$303,920				$312,108

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$88,947	$166	0.75		$94,872	$178	0.75
Time deposits	68,605	569	3.32		67,385	440	2.62
Money market accounts	4,934	22	1.81		5,814	10	0.70
Other interest bearing deposits	11,371	17	0.60		9,770	12	0.48

Total interest-bearing deposits	173,857	774	1.79		177,841	640	1.44
Borrowings	8,965	79	3.51		9,949	87	3.51

Total interest-bearing liabilities	182,822	853	1.87		187,790	727	1.55

Noninterest-bearing deposits	28,258				27,618
Other liabilities	4,561				4,169

Total liabilities	215,641				219,577
Shareholders’ equity	88,279				92,531

Total liabilities and shareholders’ equity	$303,920				$312,108

Net interest income		3,554				3,418
Tax equivalent adjustment on securities		(20)				(39)

Net interest income per consolidated financial statements		$3,534				$3,379

Net interest rate spread			4.36%				4.07%
Net interest margin			5.02%				4.64%
Ratio of interest-earning assets to interest-bearing liabilities			1.55	x			1.57	x

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

	Average Balances, Interest and Average Yields

	For the six months ended June 30, 2006				For the six months ended June 30, 2005

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$252,539	$7,988	6.38%		$236,264	$7,230	6.12%
Securities (1)	9,968	276	5.58		17,063	421	4.93
Federal funds sold & other
Interest bearing deposits	25,453	576	4.56		23,002	307	2.67

Total interest-earnings assets	287,960	8,840	6.19		276,329	7,958	5.76
Noninterest-earning assets	18,349				17,030

Total assets	$306,309				$293,359

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$89,358	$333	0.75		$98,557	$356	0.72
Time deposits	67,501	1,076	3.22		67,947	861	2.53
Money market accounts	5,154	36	1.40		6,795	29	0.85
Other interest bearing deposits	11,310	34	0.60		9,571	26	0.54

Total interest-bearing deposits	173,323	1,479	1.72		182,870	1,272	1.39
Borrowings	9,089	159	3.53		13,836	225	3.25

Total interest-bearing liabilities	182,412	1,638	1.81		196,706	1,497	1.52

Noninterest-bearing deposits	28,041				27,406
Other liabilities	4,898				4,238

Total liabilities	215,351				228,350
Shareholders’ equity	90,958				65,009

Total liabilities and shareholders’ equity	$306,309				$293,359

Net interest income		7,202				6,461
Tax equivalent adjustment on securities		(46)				(80)

Net interest income per consolidated financial statements		$7,156				$6,381

Net interest rate spread			4.38%				4.24%
Net interest margin			5.04%				4.72%
Ratio of interest-earning assets to interest-bearing liabilities			1.58	x			1.40	x

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

	Rate Volume Analysis

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Compared to Three months ended June 30, 2005			Compared to Six months ended June 30, 2005

	Increases (decreases) due to			Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net

	(in thousands)			(in thousands)
Assets:
Interest-earning assets:
Loans	$144	$209	$353	$268	$490	$758
Securities (1)	16	(101)	(85)	30	(175)	(145)
Federal funds sold & other
Interest bearing deposits	118	(123)	(5)	236	33	269

Total interest-earnings assets	278	(15)	263	534	348	882

Interest-bearing liabilities:
Savings accounts	—	(11)	(11)	10	(33)	(23)
Time deposits	120	8	128	221	(6)	215
Money market accounts	14	(2)	12	14	(7)	7
Other interest bearing deposits	3	2	5	3	5	8

Total interest-bearing deposits	137	(3)	134	248	(41)	207
Borrowings	—	(8)	(8)	11	(77)	(66)

Total interest-bearing liabilities	137	(11)	126	259	(118)	141

Net change in interest income (1)	$141	$(4)	$137	$275	$466	$741

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005:

          Total assets at June 30, 2006 were $298.7 million, a decrease of $10.2 million from $308.9 million at December 31, 2005. Cash and federal funds decreased by $16.6 million in the first six months of 2006 from $34.2 million at December 31, 2005 to $17.6 million at June 30, 2006 due to investments in treasury stock and bank owned life insurance. Securities decreased by $4.7 million from $11.9 million to $7.2 million over the same period. The decrease in securities was attributable to the sale of shares in an equity mutual fund, as well as maturities in the investment portfolio.

          The Company’s loan portfolio increased by $2.5 million, or 1.0%, during the first half of 2006 from $253.9 million at December 31, 2005 to $256.4 million at June 30, 2006. During the first half of 2006, the Company originated approximately $22.3 million of loans, as compared to approximately $30.4 million of loans originated in the same period of 2005. The majority of the loan originations this year to date has been in the mortgage area. Non-performing loans as a percentage of total loans increased to 0.42% at June 30, 2006, as compared to 0.37% at December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.76% and 0.77% at June 30, 2006 and December 31, 2005, respectively. In addition, the allowance for loan losses as a percent of non-performing loans was 181.4% at June 30, 2006, compared to 207.0% at December 31, 2005.

          Total deposits increased to $204.0 million at June 30, 2006 from $201.5 million at December 31, 2005. During the first half of 2006, balances of time deposits and other interest bearing deposits increased by $2.8 million, or 4.2%, and $942,000, or 8.5%, respectively. Money market accounts also increased over the same period by $209,000, or 4.2%. Savings deposits and non-interest bearing deposits decreased by $1.0 million or 1.1%, and $334,000, or 1.1% respectively, during the first half of 2006.

          In June of 2006, the Company invested in bank owned life insurance covering certain key employees. This $8.0 million investment is classified as an other asset, and is the reason for the increase in these assets from $5.3 million at December 31, 2005 to $13.4 million at June 30, 2006.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2006 and 2005

General

          During the three months ended June 30, 2006, the Company recorded net income of $861,000, compared to $970,000 for the second quarter of 2005. The decrease in net income is comprised of a decrease in non-interest income of $116,000 and an increase in non-interest expense of $194,000, which were partially offset by a $155,000 increase in net interest income before loan loss provision and a $46,000 decrease in income tax expense.

          Diluted earnings per share were $0.10 per diluted share for the both the three month periods ended June 30, 2006 and 2005. Average diluted shares decreased to 8,905,956 for the second quarter of 2006 from 9,551,582 in the same period of 2005 due to the Company’s stock buyback program.

Net Interest Income

          Net interest income before loan loss provision for the quarter ended June 30, 2006 increased by $155,000 or 4.6% as compared to the same quarter of 2005. This increase is attributable to higher yields earned on the Company’s portfolio of earning assets partially offset by increased interest expense on deposit accounts.

Interest Income

          Interest income increased to $4.4 million for the quarter ended June 30, 2006 from $4.1 million for the same quarter of 2005. Average loan balances for the second quarter of 2006 were $252.8 million, an increase of $13.9 million over the average outstanding loans for the second quarter of 2005. The yield on the Company’s loan portfolio for the quarter ended June 30, 2006 was 6.37% in comparison to a yield of 6.14% for the same period last year. Interest income on securities declined $67,000 from $167,000 for the quarter ended June 30, 2005 to $100,000 for the quarter ended June 30, 2006. Comparatively, the average balance of securities declined by $8.0 million, or 49.0% from the second quarter of 2005 to $8.3 million for the current quarter and the yield on the Company’s securities increased from 5.06% to 5.82% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $5,000 to $276,000 for the quarter ended June 30, 2006 from the same quarter in 2005. Average balances of federal funds sold decreased by $17.8 million, to $22.8 million at June 30, 2006 from $40.6 million at June 30, 2005, as the Company has continued to invest the proceeds of its March 30, 2005 stock offering.

Interest Expense

          Interest expense increased to $853,000 in the quarter ended June 30, 2006 from $727,000 for the same quarter of 2005. Interest expense on deposits increased to $774,000 for the quarter ended June 30, 2006 from $640,000 for the quarter ended June 30, 2005, due to rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds decreased to $79,000 for the quarter ended June 30, 2006 from $87,000 for the comparative quarter of 2005 primarily due to a decrease in the average balance of borrowings to $9.0 million in the current quarter as compared to $9.9 million in the second quarter of 2005.

Provision for Loan Losses

          The Company recorded no provision for loan losses in either the second quarter of 2006 or 2005. Asset quality was slightly less favorable at June 30, 2006 than at December 31, 2005 with non-performing loans as a percent of loans of 0.42% and the allowance for loan losses as a percent of non-performing loans of 181.4% at June 30, 2006, as compared to 0.37% and 207.0%, respectively, at December 31, 2005. The allowance for loan losses as a percentage of loans has remained consistent at 0.76% at June 30, 2006 and 0.77% at December 31, 2005. During the current quarter, the Company had a minimal level of loan charge-off activity, leaving the allowance at an appropriate level without the need for an additional provision. In the quarter ended June 30, 2005, the Company recorded net recoveries of $274,000, primarily due to the receipt of a large recovery on a commercial loan that had been charged off in 2000.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income decreased by $116,000 to $466,000 in the second quarter of 2006 from $582,000 in the same period of 2005. This decrease is primarily attributable to the 2005 reimbursement of prior year legal fees expended in relation to the above referenced loan loss recovery totaling $167,000. In addition, in 2005, the Company recorded second quarter gains on securities sales totaling $17,000, while no securities were sold in the quarter ended June 20, 2006. Partially offsetting these decreases was an increase in customer fee revenue over the level earned in the same quarter of 2005 and earnings on recently acquired bank owned life insurance in the amount of $33,000.

          Non-interest expense increased by $194,000 to $2.6 million in the current quarter compared to $2.4 million in the same period of 2005, primarily due to increased benefit costs and expenditures related to compliance with Section 404 of the Sarbanes Oxley Act and strategic planning initiatives.

          Income tax expense for the second quarter of 2006 decreased to $538,000 from $584,000 in the same period of 2005, directly due to the decrease in pre-tax income.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2006 and 2005

General

          During the six months ended June 30, 2006, the Company recorded net income of $1,669,000 compared to $1,609,000 for the first half of 2005. The increase in net income is comprised of a $775,000 increase in net interest income before loan loss provision, partially offset by an increases in loan loss provision of $115,000, non-interest expense of $350,000, income tax expense of $88,000 and a decrease of $162,000 in non-interest income.

          Diluted earnings per share were $0.18 per diluted share for the six months ended June 30, 2006 in comparison to $0.17 per diluted share for the same period of 2005. The increase in earnings per share is directly attributed to the above referenced increase in year to date net income and a decrease in average outstanding diluted shares from 9,561,005 to 9,149,750.

Net Interest Income

          Net interest income before loan loss provision for the six months ended June 30, 2006 increased by $775,000, or 12.1%, as compared to the same period of 2005. This increase is attributable to growth in the Company’s portfolio of earning assets and net interest margin.

Interest Income

          Interest income increased to $8.8 million for the six months ended June 30, 2006 from $7.9 million for the same period of 2005. The increase in interest income was attributable to the growth in the Company’s average earning assets to $288 million for the first half of 2006 from $276 million for the same period of the prior year, and an increase in overall yields to 6.19% from 5.76% over the same period. Average loan balances for the first six months of 2006 were $252.5 million, an increase of $16.2 million over the average outstanding loans for the same period of 2005. The yield on the Company’s loan portfolio for the six months ended June 30, 2006 was 6.38% compared to a yield of 6.12% for the same period last year, reflecting current market trends. Interest income on securities declined $111,000 from $341,000 for the six months ended June 30, 2005 to $230,000 for the six months ended June 30, 2006. Comparatively, the average balance of securities declined by $7.1 million, or 41.5%, from the first half of 2005 to $10.0 million for the current year to date and the yield on the Company’s securities increased from 4.93% to 5.58% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits increased by $269,000 to $576,000 for the first half of 2006 from the same period in 2005 due to increased yields and to a lesser extent, increased average balances.

Interest Expense

          Interest expense increased to $1.6 million for the first half of 2006 from $1.5 million for the six months ended June 30, 2005. Interest expense on deposits increased to $1.5 million for the half ended June 30, 2006 from $1.3 million for the six months ended June 30, 2005, due to rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds decreased to $159,000 for the six months ended June 30, 2006 from $225,000 for the comparative period of 2005 primarily due to a decrease in the average balance of borrowings to $9.1 million in the current half as compared to $13.8 million in the six months ended 2005.

Provision for Loan Losses

          The Company recorded a provision for loan losses of $115,000 in the first half of 2006 as compared to no provision for loan losses in the first half of 2005. Asset quality was slightly less favorable at June 30, 2006, than at year end 2005 with non-performing loans as a percent of loans of 0.42% and the allowance for loan losses as a percent of non-performing loans of 181.4% at June 30, 2006, compared to 0.37% and 207.0%, respectively at December 31, 2005. The allowance for loan losses as a percentage of loans has remained consistent at 0.76% at June 30, 2006 and 0.77% at the prior year end. In the quarter ended June 30, 2005, the Company recorded net recoveries of $274,000, primarily due to the receipt of a large recovery on a commercial loan that had been charged off in 2000. Receipt of this recovery prevented the need to record a loan loss provision in the first half of 2005.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income decreased by $162,000 to $890,000 for the first six months of 2006 compared to $1.1 million in the same period of 2005. This increase is primarily attributable to the reimbursement of prior year legal fees expended in relation to the above referenced loan loss recovery totaling $167,000. In addition, the Company recognized $35,000 less gains on securities sales in the first half of 2006 compared to the same period of 2005, due to a lower level of sales activity. Partially offsetting these decreases was an increase in customer fee revenue over the level earned in the same quarter of 2005 and earnings on recently acquired bank owned life insurance in the amount of $33,000.

          Non-interest expense increased to $5.2 million in the first six months of 2006 compared to $4.9 million in the same period of 2005, primarily due to higher benefit costs related to the Company’s stock compensation plans and increased expenditures related to compliance with Section 404 of the Sarbanes Oxley Act and strategic planning initiatives.

          Income tax expense for the first half of 2006 increased to $1.0 million from $935,000 in the same period of 2005, due to the increase in pre-tax income.

Liquidity and Capital Resources

          The Company’s primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $31.6 million. At June 30, 2006, the Bank had no outstanding borrowings on this line of credit, but did have outstanding advances and amortizing notes totaling $8.9 million.

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

          The Company’s primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the six months ended June 30, 2006, the Company originated loans of approximately $22.3 million, compared to $30.4 of loans originated in the first half of 2005.

          At June 30, 2006, the Company had loan commitments to borrowers of approximately $16.2 million, and available letters and lines of credit of approximately $14.0 million.

          In June of 2006, the Company invested in bank owned life insurance in the amount of $8.0 million, covering certain key employees.

          Time deposit accounts scheduled to mature within one year were $45.6 million at June 30, 2006. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with the Company. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that it will have sufficient funds to meet its current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the Federal Home Loan Bank in the future.

          At June 30, 2006, the Bank exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at June 30, 2006 was $60.8 million, or 20.42% of adjusted assets. In order to be classified as “well-capitalized” by the OTS, the Bank is required to have leverage (Tier 1) capital of $14.9 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2006, the Bank had a total risk-based capital ratio of 29.0%.

          The Company paid cash dividends of $0.075 per share during the three-month period ended June 30, 2006 totaling $693,000.

          During the second quarter of 2006, the Company’s Board of Directors authorized the repurchase of 1,383,000 of the Company’s outstanding common shares over the following twelve month period. Since that date and as of the filing of this report, $13.4 million has been expended to repurchase shares.

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

Recent Accounting Pronouncements

          FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary, and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP became effective for reporting periods beginning after December 15, 2005 and its initial adoption of this statement had no material impact on the Company’s consolidated financial statements.

          In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The company ahs not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

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

There have been no material changes to the Company’s risk factors previously disclosed in the Company’s Form 10-K for the year ending December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (“Meeting”) on May 3, 2006. all of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to the shareholders and the tabulation for votes for each proposal is as follows:

	1.	Election of one director to serve for a three-year term to expire at the 2009 Annual Meeting. The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld	Broker Non-votes

Dale A Laval	8,706,842	319,292	—

The following directors’ terms continued after the meeting: Kirk B. Hinman, Charles M. Sprock, Michael J. Valentine, Bruce R. Engelbert, David C. Grow, and T. Richard Leidig.

2.	Ratification of the appointment of Crowe Chizek and Company LLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006;

For	Withheld	Abstain	Broker Non-votes

7,828,705	1,169,269	28,160	—

3.	Adoption of the Rome Bancorp, Inc. 2006 Stock Option Plan. The number of votes cast with respect to this matter was as follows:

For	Withheld	Abstain	Broker Non-votes

5,783,120	574,712	45,888	—

4.	Adoption of the Rome Bancorp, Inc. 2006 Recognition and Retention Plan. The number of votes cast with respect to this matter was as follows:

For	Withheld	Abstain	Broker Non-votes

5,536,391	820,233	47,094	—

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)

3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)

3.2	Bylaws of New Rome Bancorp, Inc. (1)

4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)

10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)

10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (1)

10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)

10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)

10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)

10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)

10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)

10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)

10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)

10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)

10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)

10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)

31.1	Rule 13a-14a/15d-14a Certification.

31.2	Rule 13a-14a/15d-14a Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.’s Proxy statement on Schedule 14A, filed with the Commission on March 29, 2006.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/ Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 4, 2006

Charles M. Sprock

/s/ David C. Nolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 4, 2006

David C. Nolan