Form 10-Q
period 2006-09-30
ROME BANCORP INC
filed 2006-11-13
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

          Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐                   Accelerated filer   ☒                   Non-accelerated filer   ☐

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)          Yes  ☐     No  ☒

          Indicate the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at November 9, 2006

Common Stock, par value $.01	8,533,874

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
September 30, 2006 and December 31, 2005
(in thousands, except share data)

	(Unaudited) September 30, 2006	December 31, 2005

Assets

Cash and due from banks	$6,657	$7,457
Federal funds sold and other short-term investments	937	26,778

Total cash and cash equivalents	7,594	34,235
Securities available for sale, at fair value	5,109	9,666
Securities held to maturity (fair value of $1,182 and $1,428 at September 30, 2006 and December 31, 2005, respectively)	1,183	1,440
Federal Home Loan Bank Stock	955	776
Loans	263,321	253,878
Less: Allowance for loan loss	(1,950)	(1,960)

Net loans	261,371	251,918
Premises and equipment, net	4,940	4,503
Accrued interest receivable	1,148	1,053
Other assets	13,713	5,262

Total assets	$296,013	$308,853

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$30,898	$30,039
Savings	86,241	89,138
Money market	5,271	4,929
Time	65,963	66,298
Other interest bearing	11,064	11,064

Total deposits	199,437	201,468
Borrowings	11,526	9,374
Other liabilities	4,495	4,533

Total liabilities	215,458	215,375

Shareholders’ equity

Common Stock, $.01 par value; authorized: 30,000,000 shares; issued and outstanding 9,715,020 and 8,728,220 shares at September 30, 2006 and 9,678,128 and 9,678,128 shares at December 31, 2005	97	97
Additional paid-in capital	59,158	60,013
Retained earnings	36,496	35,983
Accumulated other comprehensive income	69	85
Treasury stock; 986,800 shares at September 30, 2006	(12,730)	—
Unallocated shares of employee stock ownership plan (ESOP); 427,662 shares at September 30, 2006 and 462,135 shares at December 31, 2005	(2,535)	(2,700)

Total shareholders’ equity	80,555	93,478

Total liabilities and shareholders’ equity	$296,013	$308,853

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2006 and 2005
(in thousands, except share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2006	2005	2006	2005

Interest income:
Loans	$4,132	$3,815	$12,120	$11,045
Securities	75	164	305	567
Other short-term investments	74	260	650	505

Total interest income	4,281	4,239	13,075	12,117

Interest expense:
Deposits	794	679	2,273	1,951
Borrowings	79	85	238	310

Total interest expense	873	764	2,511	2,261

Net interest income	3,408	3,475	10,564	9,856

Provision for loan losses	25	—	140	—

Net interest income after provision for loan losses	3,383	3,475	10,424	9,856

Non-interest income:
Net gain on securities transactions	—	—	11	46
Other	503	454	1,382	1,460

Total non-interest income	503	454	1,393	1,506

Non-interest expense:
Salaries and employee benefits	1,416	1,284	4,165	3,936
Building, occupancy and equipment	451	383	1,360	1,251
Other	646	613	2,228	1,982

Total non-interest expense	2,513	2,280	7,753	7,169

Income before income tax expense	1,373	1,649	4,064	4,193
Income tax expense	518	637	1,540	1,572

Net income	$855	$1,012	$2,524	$2,621

Basic earnings per share	$0.10	$0.11	$0.28	$0.28

Diluted earnings per share	$0.10	$0.11	$0.28	$0.27

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2006 and 2005
(in thousands, except share and per share data)
(unaudited)

	Common stock	Additional Paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive income	Unallocated ESOP shares	Unearned compensation	Total

Balances at January 1, 2005	$33	$10,756	$34,627	$(8,963)	$391	$(560)	$(26)	$36,258
Comprehensive income:
Net Income	—	—	2,621	—	—	—	—	2,621
Other comprehensive loss	—	—		—	(235)	—	—	(235)

Total comprehensive income								2,386
Proceeds of common stock offering and conversion of existing shares, net of tax	75	57,759	—		—	(2,360)	—	55,474
Retirement of 1,747,266 treasury shares	(12)	(8,963)	—	8,963	—	—	—	(12)
Amortization of unearned compensation	—	—	—	—	—	—	26	26
Dividends paid ($0.199 per share)	—	—	(1,440)	—	—	—	—	(1,440)
Exercise of stock options	—	35	—	—	—	—	—	35
Tax benefit of vested RRP shares	—	73	—	—	—	—	—	73
ESOP shares released for allocation (30,450 shares)	—	190	—	—	—	125	—	315

Balances at September 30, 2005	$96	$59,850	$35,808	$—	$156	$(2,795)	$—	$93,116

Balances at January 1, 2006	$97	$60,013	$35,983	$—	$85	$(2,700)	$—	$93,478
Comprehensive income:
Net Income	—	—	2,524	—	—	—	—	2,524
Other comprehensive loss	—	—	—	—	(16)	—	—	(16)

Total comprehensive income								2,508

Purchases of 1,104,800 treasury shares	—	—	—	(14,241)	—	—	—	(14,241)
Transfer of 118,000 treasury shares to RRP plan	—	(1,511)	—	1,511	—	—	—	—
Amortization of unearned compensation	—	213	—	—	—	—	—	213
Dividends paid ($0.225 per share)	—	—	(2,011)	—	—	—	—	(2,011)
Exercise of stock options	—	186	—	—	—	—	—	186
ESOP shares released for allocation (34,473 shares)	—	257	—	—	—	165	—	422

Balances at September 30, 2006	$97	$59,158	$36,496	$(12,730)	$69	$(2,535)	$—	$80,555

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(unaudited) (in thousands)

	2006	2005

Cash flows from operating activities:
Net income	$2,524	$2,621
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	408	378
Increase in accrued interest receivable	(95)	(108)
Net gain on securities sold	(11)	(46)
Provision for loan losses	140	—
Net loss (gain) on sales of real estate owned	13	(15)
Loss on disposal of fixed asset	3	—
Net accretion on securities	(7)	6
Proceeds from sales of loans	783	1,373
Net gain on loans sold	(11)	(16)
Originations of loans held for sale	(772)	(1,357)
(Decrease) increase in other liabilities	(38)	92
(Increase) decrease in other assets	(552)	429
Allocation of ESOP shares	422	315
Amortization of unearned compensation	213	26

Net cash provided by operating activities	3,020	3,698

Cash flows from investing activities:
Net increase in loans	(9,539)	(18,829)
Purchase of bank owned life insurance	(8,000)	—
Proceeds from sales of securities available for sale	365	746
Proceeds from maturities and principal reductions of securities available for sale	4,189	3,104
Purchases of securities available for sale	—	(1)
Purchases of Federal Home Loan Bank stock	(179)	(175)
Proceeds from maturities and principal reductions of securities held to maturity	250	55
Proceeds of sales of fixed assets	8	—
Proceeds of sales of real estate owned	41	98
Additions to premises and equipment	(851)	(451)

Net cash used in investing activities	(13,716)	(15,453)

Cash flows from financing activities:
Decrease in time deposits	(335)	(1,897)
Decrease in other deposits	(1,696)	(3,531)
Net proceeds of stock offering and conversion	—	55,462
Repayments of borrowings	(1,448)	(12,223)
Additional borrowings	3,600	3,000
Purchase of treasury stock	(14,241)	—
Dividends paid	(2,011)	(1,440)
Exercise of stock options	186	35

Net cash (used in) provided by financing activities	(15,945)	39,406

Net (decrease) increase in cash and cash equivalents	(26,641)	27,651
Cash and cash equivalents at beginning of period	34,235	6,929

Cash and cash equivalents at end of period	$7,594	$34,580

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(unaudited) (in thousands)

	2006	2005

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	$54	$83
Cash paid during the period for:
Interest	2,514	2,269

Income taxes	1,480	1,350

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) and The Rome Savings Bank (the “Bank”), a wholly-owned subsidiary of the Company, as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

(3) Earnings Per Share

          The following summarizes the computation of earnings per share for the three and nine month periods ended September 30, 2006 and 2005.

	Three and nine months ended September 30
	(in thousands, except share and per share data)

	Three months ended		Nine months ended

	2006	2005	2006	2005

Basic earnings per share:
Income available to common shareholders	$855	$1,012	$2,524	$2,621
Weighted average basic shares outstanding	8,174	9,394	8,719	9,365

Basic earnings per share	$0.10	$0.11	$0.29	$0.28

Diluted earnings per share:
Income available to common shareholders	$855	$1,012	$2,524	$2,621
Weighted average basic shares outstanding	8,174	9,394	8,719	9,365
Effect of dilutive securities:
Stock options	140	194	149	199
Unearned compensation	—	—	—	7

Weighted average diluted shares outstanding	8,314	9,588	8,868	9,571

Diluted earnings per share	$0.10	$0.11	$0.28	$0.27

(4) Other Comprehensive Income (Loss)

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

Net change in unrealized gain (loss) on available-for-sale securities arising during the period	$51	$(67)	$(38)	$(345)
Reclassification adjustment for net realized gain included in net income	—	—	(11)	(46)

Other comprehensive income (loss), before tax	51	(67)	(27)	(391)
Deferred tax expense (benefit)	20	(27)	(11)	(130)

Other comprehensive income (loss)	31	(40)	(16)	(235)
Net income	855	1,012	2,524	2,621

Total comprehensive income	$886	$972	$2,508	$2,386

(5) Securities

          Securities are summarized as follows (in thousands):

	September 30, 2006		December 31, 2005

	Amortized Cost	Fair value	Amortized cost	Fair value

Available-for-sale:
U.S. Government agencies	$506	$523	$949	$985
State and municipal obligations	2,481	2,532	4,506	4,595
Mortgage-backed securities
FHLMC	370	373	570	583
Corporate bonds	500	500	2,008	2,017

Total debt securities	3,857	3,928	8,033	8,180

Equity and other securities	1,137	1,181	1,491	1,486

Total available for sale	$4,994	$5,109	$9,524	$9,666

Held-to-maturity:
U.S. Government securities	$1,001	$998	$1,208	$1,193
Mortgage-backed securities		—	—
GNMA	30	32	48	51
FHLMC	2	2	3	3
Other bonds	150	150	181	181

Total held to maturity	$1,183	$1,182	$1,440	$1,428

FHLB stock	$955	$955	$776	$776

FHLB stock is carried at cost since fair values are not readily determinable.

Securities pledged at both September 30, 2006 and December 31, 2005 had a carrying amount of $1.0 million and $1.1 million, respectively. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(6) Loans

            Loans are summarized as follows (in thousands):

	September 30,	December 31,
	2006	2005

Mortgage loans:
Residential (1-4 family)	$133,116	$126,422
Commercial	52,637	52,748
Construction and land	5,283	3,317

Total Mortgage loans	191,036	182,487

Other loans:
Commercial	24,421	23,832
Automobile loans	18,349	18,321
Property improvement and equipment	15,550	15,434
Other consumer	13,965	13,804

Total Other loans	72,285	71,391

Total Loans	$263,321	$253,878

            Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005

Balance at beginning of period	$1,954	$2,295	$1,960	$2,000
Provision charged to operations	25	—	140	—
Loans charged off	(59)	(88)	(303)	(272)
Recoveries	30	31	153	510

Balance at end of period	$1,950	$2,238	$1,950	$2,238

          The Company’s recorded investment in loans that are considered impaired totaled $318,000 and $211,000 at September 30, 2006 and December 31, 2005, respectively. These impaired loans carried allowances of $177,000 at September 30, 2006 and $127,000 as of year-end 2005. The average recorded investment in impaired loans was $309,000 and $252,000 in the first nine months of 2006 and 2005, respectively. The Company recognized no interest on impaired loans during the nine month periods ended September 30, 2006 and 2005.

          The principal balances of loans not accruing interest amounted to $1.1 million and $871,000 at September 30, 2006 and December 31, 2005, respectively. Loans 90 days past due and accruing interest amounted to $55,000 and $75,000 at September 30, 2006 and December 31, 2005, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the three months ended September 30, 2006 and 2005 was $52,300 and $45,200, respectively. There are no commitments to extend further credit on non-accruing loans.

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

Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. FAS 123(R) requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. This tax benefit of $106,000 related to share-based compensation in the first nine months of 2006 has been included in cash flows from financing activities.

Under the modified prospective method of transition, the Company is not required to restate its prior period financial statements to reflect disclosures of its net income and earnings per share for the prior year period. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the three and nine months ended September 30, 2005:

	Three and nine months ended September 30, 2005

	(in thousands, except per share data)

	Three Months	Nine Months

Net income:
As reported	$1,012	$2,621
Add: Stock based compensation expense included in net income, net of related tax expense	8	24
Deduct: Total stock based compensation expense determined under fair value method, net of related tax expense	(17)	(51)

Pro forma	$1,003	$2,594

Basic earnings per share:
As reported	$0.10	$0.28
Pro forma	$0.10	$0.28

Diluted earnings per share:
As reported	$0.10	$0.27
Pro forma	$0.10	$0.27

On May 24, 2006, the Company’s Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company’s stock on that day. These options have a ten year life and vest ratably over a five year period. The fair value of the options granted is estimated at grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.45%, expected stock price volatility 13.636%, risk free interest rate 5.073% and an expected option life of 10 years. As of September 30, 2006, unrecognized compensation cost related to these options was $955,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

Following is a summary of the Company’s 2006 year to date stock option activity:

	Nine Months ended September 30, 2006

	(Dollars in thousands)

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding, beginning of period	219,798	$2.19	$0.94
Exercised	(36,892)	2.19	0.94
Granted	354,000	12.84	2.89

Options outstanding at end of period	536,906	$9.21	$2.23

Options exercisable at end of period	182,906	$2.19	$0.94

The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2006 was $1,953,000. The intrinsic value of options exercised during the quarter and nine months ended September 30, 2006 was $0 and $359,000, respectively.

On May 24, 2006, the Company’s Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period and the related unrecognized compensation cost related to this grant will be expensed over the same period. At September 30, 2006, the unrecognized compensation cost attributable to restricted stock awards was $2.0 million. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $2.2 million at September 30, 2006.

Compensation cost for the Company’s stock option and restricted stock plans in the 2006 and 2005 third quarters was $160,000 and $0, respectively. For the nine months ended September 30, 2006 and 2005 compensation cost related to these plans was $213,000 and $26,000, respectively.

(8)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended September 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2006	2005	2006	2005

Components of net periodic pension cost:
Service cost	$—	$—	$6	$8
Interest cost	106	104	34	37
Expected return on plan assets	(177)	(164)	—	—
Curtailment charge	—	—	—	—
Amortization	17	17	(2)	—

Net periodic pension cost	$(54)	$(43)	$38	$45

	Nine months ended September 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2006	2005	2006	2005

Components of net periodic pension cost:
Service cost	$—	$—	$18	$24
Interest cost	318	312	102	111
Expected return on plan assets	(531)	(492)	—	—
Curtailment charge	—	—	—	—
Amortization	51	51	(6)	—

Net periodic pension cost	$(162)	$(129)	$114	$135

In December of 2002, the Company’s Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2006, the Company expects to make no contributions to the defined benefit pension plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this discussion and in future filings by Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) with the Securities and Exchange Commission, in Rome Bancorp press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp actual results, and could cause Rome Bancorp actual financial performance to differ materially from that expressed in any forward-looking statement: (1) changes in the real estate market or local economy, (2) changes in interest rates, (3) changes in laws and regulations to which we are subject, and (4) competition in our primary market area. Rome Bancorp disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision (“OTS”) as a savings and loan holding company, whose sole business is conducted by its wholly owned subsidiary, Rome Savings Bank (the “Bank.”) The Bank’s principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long and short-term marketable securities and other liquid investments. Following its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

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

Net income for the third quarter of 2006 was $855,000, a decrease of 15.5% over the prior year’s third quarter net income of $1.0 million. The significant factors and trends impacting the third quarter of 2006, which are discussed in greater depth below, were as follows:

•

Net interest income decreased by $67,000, or 1.9%, from the same quarter last year as a result of a decline in interest earning assets. The Company’s net interest margin increased from 4.74% in the third quarter of 2005 to 5.07% in the same quarter of 2006.

•	Non-interest expense increased to $2.5 million in the third quarter of 2006 from $2.3 million in the same quarter of the prior year, primarily due to higher benefit costs and professional fees.

•	Non-interest income increased by $49,000 from third quarter 2005 levels primarily due income from increases in the cash surrender value of bank owned life insurance.

•	The Company recorded a provision for loan losses of $25,000 in the third quarter of 2006, while no provision was recorded in the same quarter of 2005.

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

The Company’s critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 2 to the consolidated financial statements reported on the Company’s 2005 Annual Report on Form 10-K to obtain a better understanding of how our financial performance is reported.

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

	Average Balances, Interest and Average Yields

	For the three months ended September 30, 2006				For the three months ended September 30, 2005

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$255,331	$4,132	6.42%		$246,785	$3,815	6.13%
Securities (1)	6,373	91	5.67		15,194	200	5.22
Federal funds sold & other
Interest bearing deposits	6,144	74	4.76		31,647	260	3.27

Total interest-earnings assets	267,848	4,297	6.36		293,626	4,275	5.78
Noninterest-earning assets	25,150				18,196

Total assets	$292,998				$311,822

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$86,944	$165	0.75		$93,147	$176	0.75
Time deposits	66,344	585	3.50		66,700	468	2.79
Money market accounts	5,593	25	1.75		5,644	13	0.89
Other interest bearing deposits	11,602	19	0.65		10,721	22	0.82

Total interest-bearing deposits	170,483	794	1.85		176,212	679	1.53
Borrowings	8,971	79	3.49		9,707	85	3.47

Total interest-bearing liabilities	179,454	873	1.93		185,919	764	1.63

Noninterest-bearing deposits	28,624				27,385
Other liabilities	3,841				5,479

Total liabilities	211,919				218,783
Shareholders’ equity	81,079				93,039

Total liabilities and shareholders’ equity	$292,998				$311,822

Net interest income		3,424				3,511
Tax equivalent adjustment on securities		(16)				(36)

Net interest income per consolidated financial statements		$3,408				$3,475

Net interest rate spread			4.43%				4.15%
Net interest margin			5.07%				4.74%
Ratio of interest-earning assets to interest-bearing liabilities			1.49	x			1.58	x

(1)	Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

	Average Balances, Interest and Average Yields

	For the nine months ended September 30, 2006				For the nine months ended September 30, 2005

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$253,480	$12,120	6.39%		$239,810	$11,045	6.16%
Securities (1)	9,005	367	5.44		16,433	621	5.05
Federal funds sold & other
Interest bearing deposits	18,946	650	4,58		25,915	567	2.93

Total interest-earnings assets	281,431	13,137	6.24		282,158	12,233	5.80
Noninterest-earning assets	20,641				17,423

Total assets	$302,072				$299,581

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$88,545	$497	0.75		$96,734	$532	0.74
Time deposits	67,111	1,662	3.31		67,527	1,329	2.63
Money market accounts	5,302	61	1.53		6,407	42	0.87
Other interest bearing deposits	11,408	53	0.62		9,958	48	0.64

Total interest-bearing deposits	172,366	2,273	1.76		180,626	1,951	1.44
Borrowings	9,049	238	3.52		12,444	310	3.33

Total interest-bearing liabilities	181,415	2,511	1.85		193,070	2,261	1.57

Noninterest-bearing deposits	28,238				27,399
Other liabilities	4,791				4,657

Total liabilities	214,444				225,126
Shareholders’ equity	87,628				74,455

Total liabilities and shareholders’ equity	$302,072				$299,581

Net interest income		10,626				9,972
Tax equivalent adjustment on securities		(62)				(116)

Net interest income per consolidated financial statements		$10,564				$9,856

Net interest rate spread			4.39%				4.23%
Net interest margin			5.05%				4.73%
Ratio of interest-earning assets to interest-bearing liabilities			1.55	x			1.46	x

(1)	Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

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

	Rate Volume Analysis

	Three months ended September 30, 2006 Compared to Three months ended September 30, 2005			Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005

	Increases (decreases) due to			Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net

	(in thousands)			(in thousands)
Assets:
Interest-earning assets:
Loans	$194	$124	$318	$463	$612	$1,075
Securities (1)	7	(116)	(109)	27	(281)	(254)
Federal funds sold & other
Interest bearing deposits	23	(210)	(187)	235	(152)	83

Total interest-earnings assets	224	(202)	22	725	179	904

Interest-bearing liabilities:
Savings accounts	—	(12)	(12)	10	(45)	(35)
Time deposits	121	(3)	118	341	(8)	333
Money market accounts	12	—	12	26	(7)	19
Other interest bearing deposits	(5)	2	(3)	(2)	7	5

Total interest-bearing deposits	128	(13)	115	375	(53)	322
Borrowings	—	(6)	(6)	12	(85)	(73)

Total interest-bearing liabilities	128	(19)	109	387	(138)	249

Net change in interest income (1)	$96	$(183)	$(87)	$338	$317	$655

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005:

          Total assets at September 30, 2006 were $296.0 million, a decrease of $12.9 million from $308.9 million at December 31, 2005. Cash and federal funds decreased by $26.6 million in the first nine months of 2006 from $34.2 million at December 31, 2005 to $7.6 million at September 30, 2006 due to investments in treasury stock and bank owned life insurance and funding of loan production. Securities decreased by $4.7 million from $11.9 million to $7.2 million over the same period. The decrease in securities was attributable to the sale of shares in an equity mutual fund, as well as maturities in the investment portfolio.

          The Company’s loan portfolio increased by $9.4 million, or 3.7%, during the first nine months of 2006 from $253.9 million at December 31, 2005 to $263.3 million at September 30, 2006. During the first nine months of 2006, the Company originated approximately $37.3 million of loans, as compared to approximately $49.5 million of loans originated in the same period of 2005. The majority of the loan originations for this year to date have been residential and commercial mortgage loans. Non-performing loans as a percentage of total loans increased to 0.43% at September 30, 2006, as compared to 0.37% at December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.74% and 0.77% at September 30, 2006 and December 31, 2005, respectively. In addition, the allowance for loan losses as a percent of non-performing loans was 173.3% at September 30, 2006, compared to 207.0% at December 31, 2005.

          Total deposits decreased to $199.4 million at September 30, 2006 from $201.5 million at December 31, 2005, in part due to a competitive market for these funds. During the first nine months of 2006, savings deposits decreased by $2.9 million, or 3.3%. Balances of non-interest bearing balances increased by $859,000, or 2.9%, and money market deposits increased by $342,000, or 6.9%. Time deposits decreased by $335,000, or less than one percent, and the level of other interest bearing deposits stayed constant.

          In June of 2006, the Company invested in bank owned life insurance covering certain key employees. This $8.0 million investment is classified as an other asset, and is the reason for the increase in these assets from $5.3 million at December 31, 2005 to $13.7 million at September 30, 2006.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005

General

          During the three months ended September 30, 2006, the Company recorded net income of $855,000, compared to $1.0 million for the third quarter of 2005. The decrease in net income is comprised of a decrease in net interest income before loan loss provision of $67,000, an increase in the provision of loan losses of $25,000 and an increase in non-interest expense of $233,000, which were partially offset by a $49,000 increase in non-interest income and a $119,000 decrease in income tax expense.

          Diluted earnings per share were $0.10 per diluted share for the quarter ended September 30, 2006 compared to $0.11 for the same quarter of 2005. Average diluted shares decreased to 8,313,604 for the third quarter of 2006 from 9,588,432 in the same period of 2005 due to the Company’s stock buyback program.

Net Interest Income

          Net interest income before loan loss provision for the quarter ended September 30, 2006 decreased by $67,000, or 1.9%, as compared to the same quarter of 2005. This decrease is attributable to higher deposit interest expense and a lower average balance of earning assets, partially offset by increased yields on the Company’s earning assets.

Interest Income

          Interest income increased to $4.3 million for the quarter ended September 30, 2006 from $4.2 million for the same quarter of 2005. Average loan balances for the third quarter of 2006 were $255.3 million, an increase of $8.5 million over the average outstanding loans for the third quarter of 2005. The yield on the Company’s loan portfolio for the quarter ended September 30, 2006 was 6.42% in comparison to a yield of 6.13% for the same period last year. Interest income on securities declined $89,000 from $164,000 for the quarter ended September 30, 2005 to $75,000 for the quarter ended September 30, 2006. Comparatively, the average balance of securities declined by $8.8 million, or 57.9%, from the third quarter of 2005 to $6.4 million for the current quarter and the yield on the Company’s securities increased from 5.22% to 5.67% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $186,000 to $74,000 for the quarter ended September 30, 2006 from the same quarter in 2005. Average balances of federal funds sold decreased by $25.5 million, to $6.1 million at September 30, 2006 from $31.6 million at September 30, 2005, as the Company has continued to invest the proceeds of its March 30, 2005 stock offering.

Interest Expense

          Interest expense increased to $873,000 in the quarter ended September 30, 2006 from $764,000 for the same quarter of 2005. Interest expense on deposits increased to $794,000 for the quarter ended September 30, 2006 from $679,000 for the quarter ended September 30, 2005, due to rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds decreased to $79,000 for the quarter ended September 30, 2006 from $85,000 for the comparative quarter of 2005 primarily due to a decrease in the average balance of borrowings to $9.0 million in the current quarter compared to $9.7 million in the third quarter of 2005.

Provision for Loan Losses

          The Company recorded a $25,000 provision for loan losses in either the third quarter of 2006 compared to no provision in the third quarter of 2005. The provision for loan losses for the current three month period was necessary to replenish the loan loss reserve for routine charge-offs and because of growth in the loan portfolio. Asset quality was slightly less favorable at September 30, 2006 than at December 31, 2005 with non-performing loans as a percent of loans of 0.43% and the allowance for loan losses as a percent of non-performing loans of 173.3% at September 30, 2006, compared to 0.37% and 207.0%, respectively, at December 31, 2005. The allowance for loan losses as a percentage of loans was at 0.74% at September 30, 2006 compared to 0.77% at December 31, 2005.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased $49,000 to $503,000 in the third quarter of 2006 from $454,000 in the same period of 2005. The increase is primarily attributable to earnings related to increases in cash surrender value of Bank-owned life insurance.

          Non-interest expense increased by $233,000 to $2.5 million in the current quarter compared to $2.3 million in the same period of 2005, primarily due to increased benefit costs and professional fee expenditures related to compliance with Section 404 of the Sarbanes Oxley Act.

          Income tax expense for the third quarter of 2006 decreased to $518,000 from $637,000 in the same period of 2005, directly due to the decrease in pre-tax income.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2006 and 2005

General

          During the nine months ended September 30, 2006, the Company recorded net income of $2.5 million compared to $2.6 million for the first nine months of 2005. The decrease in net income is comprised of a $140,000 increase in loan loss provision, a $113,000 decrease in non-interest income and a $584,000 increase in non-interest expense, partially offset by an increase in net interest income before loan loss provision of $708,000 and a decrease of income tax expense of $32,000.

          Diluted earnings per share were $0.28 per diluted share for the nine months ended September 30, 2006 compared to $0.27 per diluted share for the same period of 2005. The increase in earnings per share is attributable to a decrease in average outstanding diluted shares from 9,571,413 to 8,867,972.

Net Interest Income

          Net interest income before loan loss provision for the nine months ended September 30, 2006 increased by $708,000, or 7.2%, compared to the same period of 2005. This increase is attributable to growth in the Company’s net interest margin.

Interest Income

          Interest income increased to $13.1 million for the nine months ended September 30, 2006 from $12.1 million for the same period of 2005. The increase in interest income was attributable an increase in overall yields to 6.24% from 5.80% over the same period. Average loan balances for the first nine months of 2006 were $253.5 million, an increase of $13.7 million over the average outstanding loans for the same period of 2005. The yield on the Company’s loan portfolio for the nine months ended September 30, 2006 was 6.39% compared to a yield of 6.16% for the same period last year, reflecting increases in the current market interest rates. Interest income on securities declined $262,000 from $567,000 for the nine months ended September 30, 2005 to $305,000 for the nine months ended September 30, 2006. Comparatively, the average balance of securities declined by $7.4 million, or 45.1%, from the first nine months of 2005 to $9.0 million for the current year to date and the yield on the Company’s securities increased from 5.05% to 5.44% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits increased by $145,000 to $650,000 for the first nine months of 2006 from the same period in 2005 due to increased yields which were partially offset by a decrease in average balances.

Interest Expense

          Interest expense increased to $2.5 million for the first nine months of 2006 from $2.3 million for the nine months ended September 30, 2005. Interest expense on deposits increased to $2.3 million for the nine months ended September 30, 2006 from $2.0 million for the nine months ended September 30, 2005, due to rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds decreased to $238,000 for the nine months ended September 30, 2006 from $310,000 for the comparative period of 2005 primarily due to a decrease in the average balance of borrowings to $9.0 million in the current nine months compared to $12.4 million in the nine months ended 2005.

Provision for Loan Losses

          The Company recorded a provision for loan losses of $140,000 in the first nine months of 2006 compared to no provision for loan losses in the first nine months of 2005. During the second quarter of 2005, the Company recorded the receipt of a large recovery on a commercial loan that had been charged off in 2000. Receipt of this recovery prevented the need to record a loan loss provision in the first nine months of 2005. The provision recorded in the nine months ended September, 30, 2006 was necessary to replenish the loan loss reserves for normal activity and to provide for growth of the loan portfolio.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income decreased by $113,000 to $1.4 million for the first nine months of 2006 compared to $1.5 million in the same period of 2005. This decrease is primarily attributable to the reimbursement of prior year legal fees expended in relation to the above referenced loan loss recovery totaling $167,000. In addition, the Company recognized $35,000 less gains on securities sales in the first nine months of 2006 compared to the same period of 2005, due to a lower level of sales activity. Partially offsetting these decreases was an increase in customer fee revenue over the level earned in the same period of 2005 and earnings on recently acquired bank owned life insurance in the amount of $122,000.

          Non-interest expense increased to $7.8 million in the first nine months of 2006 from $7.2 million in the same period of 2005, primarily due to higher benefit costs related to the Company’s 2006 stock compensation plans and increased expenditures related to compliance with Section 404 of the Sarbanes-Oxley Act and strategic planning initiatives.

          Income tax expense for the first nine months of 2006 decreased to $1.5 million from $1.6 million in the same period of 2005, due to the decrease in pre-tax income.

Liquidity and Capital Resources

          The Company’s primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $67.7 million. At September 30, 2006, the Bank had outstanding borrowings of $2.9 million on this line of credit, as well as outstanding advances and amortizing notes totaling $8.6 million.

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

          The Company’s primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the nine months ended September 30, 2006, the Company originated loans of approximately $37.3 million, compared to $49.5 of loans originated in the first nine months of 2005.

          At September 30, 2006, the Company had loan commitments to borrowers of approximately $16.1 million, and available letters and lines of credit of approximately $16.8 million.

          In June of 2006, the Company invested in bank owned life insurance in the amount of $8.0 million, covering certain key employees.

          Time deposit accounts scheduled to mature within one year were $43.6 million at September 30, 2006. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as we monitors our liquidity needs. Therefore, in order to minimize its cost of funds, we may consider additional borrowings from the Federal Home Loan Bank in the future.

          At September 30, 2006, the Bank exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at September 30, 2006 was $61.9 million, or 21.0% of adjusted assets. In order to be classified as “well-capitalized” by the OTS, the Bank is required to have leverage (Tier 1) capital of $14.7 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At September 30, 2006, the Bank had a total risk-based capital ratio of 29.36%.

          The Company paid cash dividends of $0.075 per share during the three-month period ended September 30, 2006 totaling $626,000.

          During the second quarter of 2006, the Company’s Board of Directors authorized the repurchase of 1,383,000 of the Company’s outstanding common shares over the following twelve month period. Through September 30, 2006 $14.2 million was expended to repurchase shares.

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

Recent Accounting Pronouncements

          FASB Staff Position on FAS No. 115-1 and FAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary, and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP became effective for reporting periods beginning after December 15, 2005 and its initial adoption of this statement had no material impact on the Company’s consolidated financial statements.

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

          In September 2006, the Financial Accounting Standards Board issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan’s projected benefit obligation. Under SFAS 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. SFAS 158 is effective for the Company at the end of the 2006 calendar year. Based on the projected benefit obligations of the Company’s defined benefit plans and deferred compensation plan, which were last measured at December 31, 2005, the aggregate excess funded status of the Company’s defined benefit postretirement plans at December 31, 2005 was $677,000. If the Company were required to adopt SFAS 158 based on its funded status at December 31, 2005, the Company would continue to recognize as an asset this overfunded position of the plan but would also derecognize an intangible asset for unrecognized net actuarial losses of approximately $1.5 million. The impact of this change would be recognized as an adjustment to other comprehensive loss of $900,000, which is net of a $600,000 tax benefit. Since the benefit obligations will not be measured until December 31, 2006, the Company cannot yet quantify the actual impact the adoption of SFAS 158 will have on its consolidated financial statements. Management is also evaluating the impact of SFAS 158 on the Company’s liability for other post retirement benefits. This financial statement impact related to other post retirement benefits is not expected to be material.

          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This SAB expresses the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years beginning after November 15, 200. Management is in the process of evaluating the effect on the Company’s financial statements of adoption of SAB No. 108.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          There has been no material change in the Company’s interest rate risk profile since December 31, 2005. For a more complete discussion of the Company’s asset and liability management policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2005 Form 10-K.

Item 4. Controls and Procedures

          Management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the quarter ended September 30, 2006.

                    COMPANY PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

July 1, 2006 through July 30, 2006	—	—	—	357,100

August 1, 2006 through August 31, 2006	33,800	$12.77	33,800	323,300

September 1, 2006 through September 30, 2006	45,100	$12.74	45,100	278,200

Total	78,900	$12.75	78,900	278,200

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

ROME BANCORP, INC.

Name	Title	Date

/s/ Charles M. Sprock	Chairman of the Board,	November 9, 2006
President and Chief
Charles M. Sprock	Executive Officer
(Principal Executive
Officer)

/s/ David C. Nolan	Executive Vice President	November 9, 2006
and Chief Financial
David C. Nolan	Officer (Principal
Financial Officer)