Form 10-K
period 2006-12-31
ROME BANCORP INC
filed 2007-03-15
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Commission File No.: 000-27481

ROME BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1573070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 W. Dominick Street, Rome, New York 13440-5810
(Address of principal executive offices)
(315) 336-7300
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

          Indicate by check mark of the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

          Based on the closing sales price on June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $89,482,000.

Rome Bancorp had 8,471,983 shares of common stock outstanding as of March 9, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement pursuant to Regulation 14A to be issued by the Corporation in connection with the 2007 Annual Meeting and portions of the 2006 Annual Report to Shareholders for the fiscal year ended December 31, 2006 are incorporated by reference into Parts II and III of this report.

          5

Forward Looking Statements

          This Annual Report on Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates including, but not limited to, changes in the real estate market or local economy, changes in interest rates, changes in laws and regulations to which we are subject, and competition in our primary market area.

          Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. We disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.	BUSINESS

General

          Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) is a Delaware corporation organized on June 9, 1999 as the stock holding company for The Rome Savings Bank (“Rome Savings” or the “Bank”), a federally chartered stock savings bank headquartered in Rome, New York. Rome Bancorp’s principal business is to hold the capital stock of Rome Savings.

          The Rome Savings Bank is a federal stock savings bank and the wholly-owned subsidiary of Rome Bancorp. Rome Savings was originally chartered in 1851 as a New York mutual savings bank. On October 6, 1999, Rome Savings reorganized into a mutual holding company structure and formed Rome Bancorp and Rome, MHC. On April 27, 2004, Rome, MHC, Rome Bancorp and Rome Savings completed their conversions from New York-chartered companies to federally-chartered companies regulated by the Office of Thrift Supervision (the “OTS”). On March 30, 2005, Rome, MHC completed its second-step conversion and related stock offering and ceased to exist.

          Rome Savings is a community and customer-oriented retail savings bank that offers traditional deposit products, residential real estate mortgage loans and consumer, commercial and commercial real estate loans. In addition, Rome Savings purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities and other investments permitted by applicable laws and regulations. At December 31, 2006, Rome Bancorp had assets of $298.8 million, deposits of $196.0 million and stockholders’ equity of $77.0 million.

Business Strategy

          Our business will be and has been to hold Rome Savings. Our revenues are derived principally from interest on our loans and interest and dividends on our investment securities. Our primary sources of funds are deposits, payments of loan principal and mortgage-backed securities, maturities and calls of investment securities, and funds provided by operations.

Market Area

          Operations are conducted out of our executive office in Rome, New York and three branch offices located in Oneida County, New York, two of which are located in Rome and one in New Hartford, New York. A new branch in the Town of Lee, Oneida County is anticipated to open in the spring of 2007. As of June 30, 2006, Rome Savings maintained a 5.63% share of all Oneida County, New York deposits, ranking 6th in size of deposits in Oneida County. Rome Savings also maintained a 43.77% market share of all reported funds on deposit in the City of Rome as of June 30, 2006, making it the largest depository institution in Rome.

          Our geographic market area for loans and deposits is principally Oneida County, New York. The local economy is not dependent on one key employer. The principal employment sectors are service-related (excluding financial industries), wholesale and retail trade, and manufacturing.

          Similar to national trends, most of the job growth currently realized in Oneida County has been in service related industries, and service jobs now account for the largest portion of the workforce. Our market area also includes a growing number of healthcare, engineering, software, and technical firms that have located in Oneida County in order to take advantage of its well-educated work force, including current and former military and defense industry personnel. Rome, New York is located 15 miles west of Utica and approximately 45 miles east of Syracuse. On occasion and depending on market conditions, we also originate loans in the greater New York City metropolitan area, typically through loan participations, and outside of New York State. At December 31, 2006, Rome Savings’ total loan portfolio consisted of $258.5 million in loans located in the State of New York, while $6.0 million of such loans consisted of loans made outside of New York.

          Our future growth opportunities will be influenced by growth and stability in the regional and statewide economies, other demographic trends and the competitive environment. We believe that Rome Savings has developed lending products and marketing strategies to address the credit-related needs of the residents in our local market area.

Competition

          Rome Savings faces intense competition both in making loans and attracting deposits. New York has a high concentration of financial institutions, many of which are branches of large money center and regional banks which have resulted from the consolidation of the banking industry in New York and surrounding states. Some of these competitors have greater resources than we do and may offer services that we do not provide. For example, Rome Savings does not provide trust or investment services, or credit cards. Customers who seek “one-stop shopping” may be drawn to these institutions.

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

Lending Activities

          General. Rome Savings has a long-standing commitment to originate commercial real estate, commercial and consumer loans, in addition to a traditional emphasis on residential lending. We currently retain substantially all of the loans that we originate. In the future, Rome Savings may sell longer term loans into the secondary market. At December 31, 2006, Rome Savings had total loans of $264.5 million, of which $137.2 million, or 51.87%, were one- to four-family residential mortgages and building loans. Of residential mortgage loans outstanding at that date, 25.50% were adjustable-rate mortgage loans and 74.50% were fixed-rate loans. The remainder of Rome Savings’ loans at December 31, 2006, amounting to $127.3 million, or 48.13% of total loans, consisted of commercial real estate, commercial loans, and consumer loans. Rome Savings originates commercial real estate and commercial business loans both within and outside of Oneida County, New York. As of December 31, 2006, 20.77% of Rome Savings’ loan portfolio was in commercial real estate loans and 9.14% was in commercial loans. In addition, as of December 31, 2006, 18.22% of Rome Savings’ loan portfolio was in consumer loans.

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

	2006		2005		2004		2003		2002

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans:

One- to four-family	$135,078	51.06%	$126,422	49.79%	$114,138	48.93%	$96,217	45.94%	$71,687	39.11%
Commercial real estate	54,493	20.60	52,748	20.78	49,364	21.16	50,239	23.98	53,530	29.20
Construction and land	2,562	0.97	3,317	1.31	5,469	2.34	4,197	2.00	1,520	0.83

Total mortgage loans	192,133	72.63	182,487	71.88	168,971	72.43	150,653	71.92	126,737	69.14

Commercial loans	24,189	9.14	23,832	9.39	21,507	9.22	19,171	9.15	16,752	9.14

Consumer loans:
Automobile	17,779	6.72	18,321	7.21	15,529	6.66	15,780	7.53	17,628	9.62
Property improvement	15,536	5.87	15,434	6.08	12,766	5.47	9,460	4.52	6,422	3.51
Education	—	—	—	—	—	—	—	—	1,451	0.79
Other	14,900	5.64	13,804	5.44	14,499	6.22	14,401	6.88	14,304	7.80

Total consumer loans	48,215	18.23	47,559	18.73	42,794	18.35	39,641	18.93	39,805	21.72

Total loans	264,537	100.00%	253,878	100.00%	233,272	100.00%	209,465	100.00%	183,294	100.00%

Less: Allowance for loan losses	1,965		1,960		2,000		1,809		1,730

Loans, net	$262,572		$251,918		$231,272		$207,656		$181,564

          Loan Maturity. The following table presents the contractual maturity of our loan portfolio at December 31, 2006. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2006
	Residential Mortgage Loans	Commercial Real Estate Loans	Consumer Loans	Commercial Loans

				(In thousands)
Amounts due:
Within one year	$110	$3,309	$3,377	$11,244
After one year:
One to three years	953	4,793	12,790	952
Three to five years	1,172	2,967	17,625	2,773
Five to ten years	12,141	7,870	9,998	4,820
Ten to twenty years	51,209	27,863	2,374	2,673
After twenty years	71,596	8,150	2,051	1,727

Total due after one year	137,071	51,643	44,838	12,945

Total loans	$137,181	$54,952	$48,215	$24,189

          The following table presents, as of December 31, 2006, the dollar amount of all loans, due after December 31, 2007, and whether these loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2007

	Fixed	Adjustable	Total

	(In thousands)

Residential mortgage loans	$107,063	$30,008	$137,071
Commercial real estate loans	28,618	23,025	51,643
Consumer loans	32,488	12,350	44,838
Commercial loans	6,984	5,961	12,945

Total loans	$175,153	$71,344	$246,497

          The following table presents Rome Savings’ loan originations, purchases, sales, and principal payments for the periods indicated.

	For the Year Ended December 31,

	2006	2005	2004

Total loans:
Balance outstanding at beginning of period	$253,878	$233,272	$209,465

Originations:
Mortgage loans	40,043	41,872	44,073
Commercial and consumer loans	17,925	23,408	22,610

Total originations	57,968	65,280	66,683

Principal repayments:
Mortgage loans	29,180	26,560	25,717
Commercial and consumer loans	16,559	15,649	16,688

Total principal payments	45,739	42,209	42,405

Transfers to foreclosed real estate	99	83	87

Loan sales	1,099	1,695	—

Loans charged off	372	687	384

Balance outstanding at end of period	$264,537	$253,878	$233,272

          Residential Mortgage Lending. Rome Savings emphasizes the origination of mortgage loans secured by one- to four-family properties that serve as the primary residence of the owner. As of December 31, 2006, loans on one-to four-family residential properties accounted for $137.2 million, or 51.87%, of Rome Savings’ total loan portfolio. Of residential mortgage loans outstanding on that date, 25.50% were adjustable-rate mortgage loans and 74.50% were fixed rate loans. Rome Savings may seek to expand its residential lending activities primarily through the marketing and sale to the secondary market of longer term fixed-rate mortgage loans. Management of Rome Savings believes that the expansion of Rome Savings’ residential lending will enhance its reputation as a service-oriented institution that meets the needs of its local community.

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

          As of September 2002, Rome Savings’ Board of Directors approved a plan to have residential lending policies and procedures conform to secondary market guidelines. In the future, Rome Savings’ may sell qualifying fixed rate longer term loans into the secondary market, but expects to continue to retain fixed rate loans with maturities of shorter terms. Rome Savings allows residential mortgage loans with a loan to value ratio up to 103%. All mortgages originated with a loan-to-value ratio of 90% or greater have Private Mortgage Insurance (“PMI”) with 25% to 35% coverage. Mortgages between 80 and 90% loan to value ratio may require PMI based on credit scores and other financial attributes of the applicants. These loans are self insured with risk built into a pricing add-on. PMI insurance is not required on loans with an 80% or less loan to value ratio. Rome Savings at times may originate mortgages outside of secondary market guidelines, tailored to the needs of its customers. Commitments issued in these situations are reviewed with the board on a monthly basis. Rome Savings also offers residential construction loans to customers in its primary lending market.

          Generally, Rome Savings will make construction loans up to 80% loan to value ratio and up to 95% with PMI. The program allows for mortgagors to receive up to five advances during the construction phase. Rome Savings uses third party board approved inspectors to determine the advance amount and obtains a clear title report prior to making each advance. The loan converts to permanent financing at the end of six months from the initial closing whether the house is completed or not. The interest rate on the permanent financing is locked in at the time of application for the construction/permanent mortgage. Rome Savings receives at closing, in addition to standard fees and closing costs, up to ¾ of 1% of the loan amount as additional income.

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

          During the year ended December 31, 2006, Rome Savings originated $8.0 million in adjustable-rate residential mortgage loans and $20.9 million in fixed-rate one- to four- family residential loans. Approximately 3.8% of all residential loan originations during fiscal 2006 were re-financings of loans already in Rome Savings’ portfolio. At December 31, 2006, Rome Savings’ loan portfolio included $35.0 million in adjustable-rate one- to four-family residential mortgage loans, or 13.23% of its total loan portfolio, and $102.2 million in fixed-rate one-to four- family residential mortgage loans, or 38.64% of its total loan portfolio.

          Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2006, our commercial real estate loan portfolio consisted of 178 loans, totaling $55.0 million, or 20.79%, of total loans. Most of the commercial real estate portfolio consists of loans which are collateralized by properties in our normal lending area. To a lesser extent, commercial real estate loans are secured by out of market properties. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.25. Commercial real estate lending involves additional risks compared with one-to-four family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Rome Savings’ loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk.

          Rome Savings commercial real estate loan portfolio includes $459,000 of construction loans. From time to time Rome Savings approves commercial construction mortgages. Recognizing the risks inherent to this type of lending, it is Rome Savings’ practice to minimize lending risk by carefully studying project feasibility, developing a detailed knowledge of the borrower/guarantor’s entire business operation, assessing both primary and secondary sources of repayment, and by structuring the credit in a manner appropriate to the project.

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

          Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At December 31, 2006, our commercial loan portfolio consisted of 372 loans, totaling $24.2 million, or 9.14% of total loans. A portion of Rome Savings’ commercial loans are participation loans. Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate. Whenever possible, Rome Savings collateralizes these loans with a lien on commercial real estate or, alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

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

          Consumer Loans. Rome Savings offers a variety of consumer loans. At December 31, 2006, the consumer loan portfolio totaled $48.2 million or 18.23% of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. Rome Savings’ consumer loan portfolio consists primarily of property improvement loans (i.e., home equity loans and home equity lines of credit) and used automobile loans. To a lesser extent, the consumer loan portfolio also includes:

•	new automobile loans;

•	recreational vehicles, boats, and conversion vans;

•	motorcycles, ATVs, snowmobiles, and equipment loans;

•	secured passbook loans;

•	unsecured loans;

•	education loans; and

•	mobile or manufactured home loans.

          Rome Savings expects consumer lending to be an area of steady lending growth, with installment loans continuing to account for the major portion of our consumer lending volume. Automobile loans currently comprise the largest portion at 36.87% of the consumer loan portfolio, which consists primarily of loans for used cars. Rome Savings makes loans secured by deposit accounts up to 90.0% of the amount of the depositor’s savings account balance. Rome Savings also makes other consumer loans, which may or may not be secured. The terms of such loans vary depending on the collateral.

          Rome Savings provides home equity lines of credit for any purpose, using the applicant’s principal residence. The normal loan to value for these lines is 90%, with certain conditions allowing for up to 100%. This product has a ten-year interest-only draw period. During this period, principal reductions are at the applicant’s discretion. At the end of the ten-year period, any outstanding principal balance due is termed out over 15 years with payments to principal plus interest monthly. These lines have a variable interest at prime rate. Access to these lines are by customer checks. All closing costs are waived providing that the line remains open for at least three years. In addition, Rome Savings offers fixed rate amortizing installment home equity loans with terms of five to fifteen years.

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

•

Residential Mortgage Loans: Once Rome Savings receives a completed application, each mortgage application is underwritten by Board approved and designated Bank employees and officers for approval. Loans over $417,000 must also be presented to the Executive Committee or the Lending Committee, which consists of the officers and directors of Rome Savings, for a second approval.

•

Commercial Loans and Commercial Mortgage Loans: The maximum commercial loan or commercial mortgage amount is dictated by Rome Savings’ portfolio management guidelines. The total of all credit extended to one borrower may not exceed $7.0 million. The maximum amount of any single loan, or combination of loans secured by the same collateral, is $3.0 million. The total of commercial mortgages and commercial loans by industry may not exceed 8.0% of assets. Rome Savings may not exceed the legal limits of lending to one borrower, currently 15% of unimpaired capital, not including accumulated other comprehensive income. See “Regulations – Regulation of Federal Savings Associations – Loans to One Borrower.” Per Rome Savings’ internal policies, loans to one borrower include group credit. A group credit is broadly defined as any credit, either direct, indirect, or contingent, including unused lines of credit and other commitments by Rome Savings to lend, extended either jointly or severally to individuals, joint ventures, partnerships, corporations, subsidiaries or affiliates, which are commonly controlled or where the credit reliance is similar. The minimum amount for a commercial loan is not specific in policy but loans under $5,000 are unusual. The minimum amount for a commercial mortgage is not specified in policy but mortgages under $25,000 are unusual.

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

to the head of the Consumer Lending Department; $150,000 by the Vice President of Consumer Lending or Mortgage Departments; and up to $250,000 by the Senior Loan Officer or Rome Savings’ President and Chief Executive Officer. Any exceptions to the normal parameters are approved by the Lending Committee, Executive Committee, or the Board of Directors.

          Current Lending Procedures. Upon receipt of a completed loan application from a prospective borrower, Rome Savings orders a credit report and verifies certain other information. If necessary, Rome Savings obtains additional financial or credit related information. Rome Savings requires an appraisal for all mortgage loans, including loans made to refinance existing mortgage loans. Appraisals are performed by licensed or certified third-party appraisal firms that have been approved by Rome Savings’ Board of Directors. Rome Savings requires title insurance on all secondary market mortgage loans and certain other loans. Rome Savings requires borrowers to obtain hazard insurance, and if applicable, Rome Savings may require borrowers to obtain flood insurance prior to closing. Available to borrowers is the option to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which Rome Savings makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums, if required.

Asset Quality

          One of Rome Savings’ key operating objectives has been and continues to be maintaining a high level of asset quality. Through a variety of strategies, including but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, Rome Savings has been proactive in addressing problem and non-performing assets. These strategies, as well as Rome Savings’ high proportion of one-to-four family mortgage loans, the maintenance of sound credit standards for new loan originations, and loan administration procedures, have resulted in historically low delinquency ratios and, in recent years, a reduction in non-performing assets. These factors have helped strengthen Rome Savings’ financial condition.

          Collection Procedures. When a borrower fails to make required payments on a loan, Rome Savings takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, Rome Savings’ mortgage servicing department is responsible for collection procedures from the 15th day up to the 120th day of delinquency. A reminder letter requesting prompt payment is sent on the 25th day. A late charge notice is sent at 30 days. At 30 days, Rome Savings also attempts to establish telephone contact with the borrower. If no contact is established, progressively stronger collection letters are sent on the 45th and 55th days of delinquency. Late charge notices are sent on the 30th and 60th days of the delinquency. Between the 60th and 90th day of delinquency, if telephone contact has not been established or if there has been mail returned, the collector or his or her assistant makes a physical inspection of the property. When contact is made with the borrower at any time prior to foreclosure, Rome Savings attempts to obtain full payment of the amount delinquent or work out a repayment schedule with the borrower in order to avoid foreclosure. It has been Rome Savings’ experience that most loan delinquencies are cured within 105 days and no legal action is taken.

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

          The collection procedures for consumer, commercial, and other loans, include the sending of periodic late notices and letters to a borrower once a loan is past due. Rome Savings attempts to make direct contact with a borrower once a loan is 15 days past due. Rome Savings follows the same collection procedure as mortgages in an attempt to reach individuals by telephone and sending them letters and notices. Supervisory personnel in Rome Savings’ lending area and in its collection area review loans 30 days or more delinquent on a regular basis. If collection activity is unsuccessful after 120 days, Rome Savings may charge off a loan and/or refer the matter to its legal counsel for further collection effort. Loans deemed uncollectible by the Collection Department are proposed for charge-off. All loan charge-offs, regardless of amount, are to be approved by both the senior loan officer and the President of Rome Savings. Regardless of amount, all charge-offs are reported to the Board of Directors of Rome Savings at its next scheduled meeting.

          Rome Savings’ policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and Rome Savings’ actions and plans to cure the delinquent status of the loans and to dispose of the real estate.

          Non-Performing Assets. Non-performing assets totaled $1.1 million and $947,000 at December 31, 2006 and December 31, 2005, respectively.

          The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)
Nonaccruing loans:
Mortgage loans	$575	$539	$362	$689	$531
Commercial loans	423	216	268	513	377
Consumer loans	98	117	113	138	148

Total	1,096	872	743	1,340	1,056
Accruing loans delinquent 90 days or more	8	75	86	66	460

Total non-performing loans	1,104	947	829	1,406	1,516
Foreclosed real estate, net	45	—	—	202	55

Total non-performing assets	$1,149	$947	$829	$1,608	$1,571

Non-performing loans to total loans	0.42%	0.37%	0.36%	0.67%	0.83%
Non-performing assets to total assets	0.38%	0.31%	0.31%	0.61%	0.63%

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

          We define the population for evaluation of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company’s recorded investment in loans that are considered impaired totaled $299,000 and $211,000 at December 31, 2006 and 2005, respectively. If all non-accrual loans had been current in accordance with their terms during the year ended December 31, 2006, 2005 and 2004, interest income on such loans would have amounted to $75,800, $62,500 and $53,300, respectively. At December 31, 2006, Rome Savings had one loan, with a book balance of $138,000 included above which is considered a “troubled debt restructuring” as defined in SFAS No. 15.

          Allowance for Loan Losses. The following table sets forth activity in Rome Savings’ allowance for loan losses and other ratios at or for the dates indicated.

	At December 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of year	$1,960	$2,000	$1,809	$1,730	$1,597
Provision for loan losses	147	115	390	510	330
Charge-offs:
Mortgage loans	19	18	47	160	51
Commercial loans	50	174	31	85	32
Consumer loans	303	495	306	295	289

Total	372	687	384	540	372
Recoveries
Mortgage loans	10	4	12	—	1
Commercial loans	79	419	36	3	75
Consumer loans	141	109	137	106	99

Total	230	532	185	109	175

Net charge-offs	142	155	199	431	197

Balance at end of year	$1,965	$1,960	$2,000	$1,809	$1,730

Ratio of net charge-offs to average loans outstanding during the period	0.06%	0.06%	0.09%	0.22%	0.11%
Allowance for loan losses as a percent of loans	0.74%	0.77%	0.86%	0.86%	0.94%
Allowance for loan losses as a percent of non-performing Loans	177.99%	207.00%	241.25%	128.66%	114.12%

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

          For the year ended December 31, 2006, we increased our allowance for loan losses through a $147,000 provision for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses accurately reflects the level of risk in the loan portfolio. In addition to the non-performing loans, management has identified, through normal internal credit review procedures, $5.2 million in “potential problem loans” at December 31, 2006. Payments are current on $4.2 million or 80.77% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. Rome Savings will continue to be aggressive in identifying, monitoring and resolving potential problem loans. See “Management’s Discussion and Analysis - Comparison of Results of Operations for the Years Ended December 31, 2006, 2005 and 2004 - Provision for Loan Losses.”

          The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	At December 31,

	2006		2005		2004		2003		2002

	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans

	(Dollars in thousands)
Mortgage loans:
One-to four-family	$117	51.06%	$129	49.79%	$236	48.93%	$192	45.94%	$220	39.11%
Commercial real estate	721	20.60	664	20.78	828	21.16	702	23.98	767	29.20
Construction & land	0	0.97	0	1.31	0	2.34	0	2.00	0	0.83

Total mortgage loans	838	72.63	793	71.88	1,064	72.43	894	71.92	987	69.14

Commercial loans	667	9.14	712	9.39	592	9.22	619	9.15	511	9.14

Consumer loans	460	18.23	455	18.73	344	18.35	296	18.93	232	21.72

Total allowance for loan losses	$1,965	100.00%	$1,960	100.00%	$2,000	100.00%	$1,809	100.00%	$1,730	100.00%

Investment Activities

          General. The Board of Directors reviews and approves our investment policy on an annual basis. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the Executive Vice President/Chief Financial Officer. The Executive Vice President/Chief Financial Officer reports to the Asset Liability Management Committee and to the Executive Committee monthly.

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

          Rome Savings classifies securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. Rome Savings classifies U.S. Government securities and U.S. Government agency securities, as available for sale. These securities predominately have maturities of less than five years although Rome Savings also invests in adjustable rate U.S. Government agency securities with maturities up to 15 years. Rome Savings’ mortgage-backed securities, all of which are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) or Federal National Mortgage Association (“FNMA”), consist of both 30-year securities and seven-year balloon securities. The latter are so named because they mature (i.e., balloon) prior to completing their normal 30-year amortization. The 30 year mortgage-backed securities are classified as held to maturity while the seven-year balloon securities are classified as available for sale.

          Rome Savings also invests in privately insured state and municipal obligations with a maturity of fifteen years or less rated AAA by Moody’s, Standard & Poors, or Fitch. Rome Savings invests in these securities because of their favorable after tax yields in comparison to U.S. Government and U.S. Government Agency securities of comparable maturity. These securities are classified as available for sale. Rome Savings purchases A and AA rated corporate bonds, principally of financial institutions, as means of increasing yields on available for sale investments while minimizing risk. In the past three years, spreads to the comparable three to five year government agency securities, which Rome Savings had typically purchased, has been 15 - 97 basis points favoring these corporate bonds. Finally, Rome Savings and Rome Bancorp have investments in Federal Home Loan Bank (“FHLB”) stock and other equity securities, which are classified as available for sale.

          The following table presents the composition of our securities portfolios in dollar amount and in percentage of each investment type at the dates indicated. It also presents the coupon type for the mortgage-backed securities portfolio.

	At December 31,

	2006		2005		2004

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities

GNMA	$28	$29	$48	$51	$100	$108
FHLMC	2	2	3	3	6	6
U.S. Government securities	1,001	997	1,208	1,193	1,320	1,313
Other bonds	147	147	181	181	197	197

Total held to maturity	1,178	1,175	1,440	1,428	1,623	1,624

Available for sale:
U.S. Government agencies	441	455	949	985	2,244	2,325
State and Municipal obligations	2,335	2,377	4,506	4,595	7,004	7,266

Mortgage-backed securities
FNMA	—	—	—	—	126	129
FHLMC	336	339	570	583	840	883
Corporate bonds	—	—	2,008	2,017	3,024	3,116

Total available for sale debt securities	3,112	3,171	8,033	8,180	13,238	13,719

Equity securities	1,137	1,148	1,491	1,486	2,500	2,672

Total available for sale	4,249	4,319	9,524	9,666	15,738	16,391

FHLB stock	1,344	1,344	776	776	1,103	1,103

Total investment securities	$6,771	$6,838	$11,740	$11,870	$18,464	$19,118

          Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for Rome Savings’ debt securities at December 31, 2006.

	One Year or Less		More Than One Year less than Five Years		More Than Five Years less than Ten Years		More Than Ten Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

	(Dollars in thousands)
Available for sale securities:
U.S. Government agencies	—	—	—	—	$397	6.32%	—	—	$397	6.32%
State and Municipal obligations (1)	$1,086	6.71%	991	6.80%	—	—	$300	6.90%	2,377	6.77%

Mortgage-backed securities	—	—	397	5.87%	—	—	—	—	397	5.87%

Held to maturity securities:
U.S. Government securities	—	—	1,001	4.59%	—	—	—	—	1,001	4.59%
Mortgage-backed securities	—	—	30	10.92%	—	—	—	—	30	10.92%
Other	—	—	—	—	—	—	147	5.69%	147	5.69%

Total debt securities	$1,086	6.71%	$2,419	5.78%	$397	6.32%	$447	6.50%	$4,349	6.14%

(1)	Yields are presented on a tax-equivalent basis.

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

          When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 66.1% and 67.1% of total deposits on December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, time deposits with remaining terms to maturity of less than one year amounted to $43.9 million and $43.5 million, respectively. See “Management’s Discussion and Analysis - Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2006, 2005 and 2004.

          At December 31, 2006, we had $13.1 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount

(In thousands)
Three months or less	$3,073
Over three months through six months	2,069
Over six months through 12 months	2,930
Over 12 months	5,038

Total	$13,110

          Borrowings. At December 31, 2006 the Company had outstanding borrowings of $20.2 million which were used to fund loan growth, purchase treasury stock and finance other investments. In the future, we expect to continue to utilize borrowings as a funding source and may borrow funds pursuant to repurchase agreements, whereby we sell an asset with an agreement to repurchase it at some future date. We are a member of the Federal Home Loan Bank of New York and have available a line of credit of $62.7 million, of which $50.9 million remained available at December 31, 2006.

Subsidiary Activities

          Rome Savings has four subsidiaries: 100 On the Mall Corporation, Clocktower Insurance Agency Incorporated, RSB Properties, Inc. and RSB Capital Inc. 100 On the Mall acts as a manager, and developer of real estate. Its only activity is ownership of Rome Savings’ main office building and premises. Clocktower Insurance owns real estate for future expansion, which is currently being leased to a Dunkin Donuts franchise adjacent to one of our branch offices. RSB Properties, Inc. is a real estate investment trust. RSB Capital, Inc. is currently inactive.

Employees

          At December 31, 2006, Rome Savings had 99 full-time employees and 1 part-time employee. Rome Savings’ employees are not represented by a collective bargaining agreement, and Rome Savings considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

          General. Rome Bancorp is regulated as a savings and loan holding company by the Office of Thrift Supervision (the “OTS”). Rome Bancorp is required to file reports with and otherwise comply with the rules and regulations of the OTS and the SEC under the federal securities laws. Rome Savings, as a federal savings bank, is subject to regulation, examination and supervision by the OTS as its chartering authority, and by the Federal Deposit Insurance Corporation (the “FDIC”) as its deposit insurer. Rome Savings must file reports with the OTS and the FDIC concerning its activities and financial condition.

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

Regulation of Federal Savings Associations

          Business Activities. Rome Savings derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and the regulations of the OTS. The HOLA and the OTS regulations also limit Rome Savings’ authority to invest in certain types of loans or other investments. Permissible investments include mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Rome Savings may also establish service corporations that may engage in activities not otherwise permissible for Rome Savings, including certain real estate equity investments.

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

          QTL Test. Under the HOLA, Rome Savings must comply with the qualified thrift lender, or QTL, test. Under the QTL test, Rome Savings is required to maintain at least 65% of its “portfolio assets” in certain qualified thrift investments in at least nine months of the most recent 12-month period. Portfolio assets mean, in general, Rome Savings’ total assets less the sum of:

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

          Rome Savings met the QTL test at December 31, 2006, and in each of the prior 12 months and, therefore is a “qualified thrift lender.”

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

          At December 31, 2006, Rome Savings met each of its capital requirements.

          Community Reinvestment Act. Under the Community Reinvestment Act (the “CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the savings association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such savings association. The CRA also requires all institutions to make public disclosure of their CRA ratings.

          The CRA regulations establish an assessment system that bases a savings association’s rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

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

Rome Savings received a “Satisfactory” CRA rating in its most recent examination, dated January 16, 2007.

          Transactions with Affiliates. Rome Savings’ authority to engage in transactions with its Aaffiliates is limited by the OTS regulations, the Federal Reserve Board’s Regulation W and Sections 23A and 23B of the Federal Reserve Act (the “FRA”), as made applicable to federal savings associations by the HOLA and the OTS regulations. In general, these transactions must be on terms which are as favorable to Rome Savings as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transaction” are subject to quantitative limits based on a percentage of Rome Savings’ capital, thereby restricting the total dollar amount of transactions Rome Savings may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from Rome Savings. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

          Loans to Insiders. Rome Savings’ authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board, as made applicable to federal savings associations by the HOLA and the OTS regulations. Among other things, these provisions require that extensions of credit to insiders:

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

          Enforcement. The OTS has primary enforcement responsibility over savings associations, including Rome Savings. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations as well as in response to unsafe or unsound practices.

          Standards for Safety and Soundness. Pursuant to the Federal Deposit Insurance Act (the “FDIA”), the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and mange the risks and exposures specified in the guidelines.

          In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order a savings association that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, a savings association fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency. Further, the OTS may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized savings association is subject under the prompt corrective action provisions of the FDIA. If a savings association fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

          Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on Rome Savings’ ability to make capital distributions, including the payment of cash dividends. A savings association that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. Rome Savings must file an application for prior approval if the total amount of its capital distributions for the applicable calendar year would exceed an amount equal to Rome Savings’ net income for that year plus Rome Savings’ retained net income for the previous two years.

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

When appropriate, the OTS can require corrective action by a savings association holding company under the prompt corrective action provision of the FDIA.

          At December 31, 2006, Rome Savings met the criteria for being considered well-capitalized.

          Insurance of Deposit Accounts. Rome Savings is a member of the Deposit Insurance Fund (the “DIF”), maintained by the FDIC, and Rome Savings pays its deposit insurance assessments to the DIF. The DIF was formed on March 31, 2006 following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “DIF Act”). In addition to merging the insurance funds, the DIF Act established a statutory minimum and maximum designated reserve ratio for the Deposit Insurance Fund and granted the FDIC greater flexibility in establishing the required reserve ratio. In its regulations implementing the DIF Act, the FDIC has set the current annual designated reserve ratio for the DIF at 1.25%.

          In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the DIF. Under the assessment system, the FDIC assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates currently range from 0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The FDIC is authorized to raise the assessment rates as necessary to maintain the Deposit Insurance Fund. The Rome Savings’ assessment rate at December 31, 2006 was 0%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Rome Savings.

          In addition, all FDIC -insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2006, the FDIC assessed DIF-insured deposits 1.24 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF. This obligation will continue until the Financing Corporation bonds mature in 2017.

          Federal Home Loan Bank System. Rome Savings is a member of the Federal Home Loan Bank (the “FHLB”) of New York, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Rome Savings, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York. While the required percentages of stock ownership are subject to change by the FHLB, Rome Savings was in compliance with this requirement with an investment in FHLB of New York stock at December 31, 2006 of $1.3 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

          Federal Reserve System. Rome Savings is subject to provisions of the FRA and the Federal Reserve

Board’s regulations pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations exempt $8.5 million of otherwise reservable balances from the reserve requirements. A 3.0% reserve is required for transaction account balances over $8.5 million and up to $45.8 million. Transaction account balances over $45.8 million are subject to a reserve requirement of $1,119,000 plus 10% of the amount over $45.8 million. Rome Savings is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce Rome Savings’ interest-earning assets. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but Federal Reserve Board regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

          Prohibitions Against Tying Arrangements. Federal savings associations are subject to prohibitions on certain tying arrangements. A federal savings association is prohibited, subject to some exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the savings association or its affiliates or not obtain credit or services of a competitor of the savings association.

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

•	bank regulators are directed to consider a depository institution’s or holding company’s effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

          Office of Foreign Asset Control. Rome Savings and Rome Bancorp, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control has issued guidance directed at financial institutions in which it asserts that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Holding Company Regulation

          Rome Bancorp is a savings and loan holding company regulated by the OTS. As such, Rome Bancorp is registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over Rome Bancorp and any of its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Unlike bank holding companies, federal savings and loan holding companies are not subject to regulatory capital requirements or to supervision by the Federal Reserve Board.

          HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under HOLA) of another savings association without prior OTS approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings association subsidiary that is approved by the OTS).

          A savings and loan holding company may not acquire as a separate subsidiary a savings association that has a principal office outside of the state where the principal office of its subsidiary savings association in located, except, (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if the holding company controls a savings association subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or (iii) if the laws of the home state of the savings association to be acquired specifically authorize a savings association chartered by that state to be acquired by a savings association chartered by the state where the acquiring savings association or savings and loan holding company is located or by a holding company that controls such a state chartered savings association.

          Under the Gramm Leach Bliley Act (the “GLB Act”) Rome Bancorp is prohibited from engaging in non-financial activities. As a result, Rome Bancorp’s activities are restricted to:

•	furnishing or performing management services for its savings association subsidiary;

•	conducting an insurance agency or escrow business;

•	holding, managing or liquidating assets owned or acquired from its savings association subsidiary;

•	holding or managing properties used or occupied by its savings association subsidiary;

•	acting as trustee under a deed of trust;

•

any other activity (a) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (the “BHCA”), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage on March 5, 1987;

•	purchasing, holding or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock is approved by the Director of the OTS; and

•	any activity permissible for financial holding companies under section 4(k) of the BHCA.

          Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHCA include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;

•	insurance activities or providing and issuing annuities, and acting as principal, agent or broker;

•	financial, investment or economic advisory services;

•	issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly;

•	underwriting, dealing in or making a market in securities;

•	activities previously determined by the Federal Reserve Board to be closely related to banking;

•	activities that bank holding companies are permitted to engage in outside of the U.S.; and

•	portfolio investments made by an insurance company.

In addition, Rome Bancorp cannot acquire or be acquired by a company unless the company is engaged solely in financial activities.

          Transactions between the Rome Savings and Rome Bancorp and its other subsidiaries are subject to various conditions and limitations. See “Regulation of Federal Savings Associations - Transactions with Affiliates” and “Regulation of Federal Savings Associations - Limitation on Capital Distributions.”

          Federal Securities Laws. Rome Bancorp’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Rome Bancorp is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

          Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Rome Savings, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

          Quotation on Nasdaq. Rome Bancorp’s common stock is quoted on The Nasdaq Stock Market. In order to maintain such quotation, Rome Bancorp is subject to certain corporate governance requirements, including:

•	a majority of its board must be composed of independent directors;

•

it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the National Association of Securities Dealers (the “NASD”) and by the regulations promulgated under the Exchange Act;

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

          Our return on equity is low compared to other companies. Net earnings divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on average equity amounted to 2.91% and 4.29% in 2006 and 2005 respectively. As a result of the second-step stock conversion and offering completed in March of 2005, we currently have capital proceeds to deploy into high-yielding earning assets. Our ability to leverage our new capital profitably will be significantly affected by industry competition for loans and deposits. Until the stock proceeds are fully invested in long-term interest earning assets, we expect our return on equity to be below our historical rations and the industry average, which may negatively impact the value of our stock.

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

          Our certificate of incorporation, bylaws and certain laws and regulations may prevent transactions you might favor, including a sale or merger of Rome Bancorp. Provisions of our Certificate of Incorporation and Bylaws, federal regulations and various other factors may make it more difficult for companies or persons to acquire control of us without the consent of our Board of Directors. It is possible, however, that you would want a takeover attempt to succeed because, for example, a potential buyer could offer a premium over the then-prevailing price of our common stock. The factors that may discourage takeover attempts or make them more difficult include:

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

•

Certificate of Incorporation and statutory provisions. Provisions of our Certificate of Incorporation and Bylaws and of Delaware law may make it more difficult and expensive to pursue a takeover attempt that management opposes. These provisions also make more difficult the removal of our current directors or management, or the election of new directors. These provisions include:

	•	limitations on voting rights of the beneficial owners of more than 10% of our common stock;

	•	supermajority voting requirements for certain business combinations and changes to some provisions of the Certificate of Incorporation and Bylaws;

	•	the election of directors to staggered terms of three years; and

	•	provisions regarding the timing and content of stockholder proposals and nominations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	DESCRIPTION OF PROPERTY

          We conduct our business through our executive office, operations center, which includes both the Mortgage Center and the Accounting Center listed below, and three banking offices. A fourth banking office in Lee, New York is under construction and expected to open in the early spring of 2007. In addition, the Company has purchased land in Oneida, New York for potential expansion into that market. At December 31, 2006, the net book value of the computer equipment and other furniture, fixtures and equipment of Rome Savings and Rome Bancorp at their offices totaled $6,072,000. For more information, see Note 5 of Notes to Consolidated Financial Statements, in the Company’s 2006 Annual Report to shareholders (the “Annual Report”), which is incorporated herein by reference.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2006
			(In thousands)
Executive Office:
100 West Dominick St.
Rome, NY	Owned	1956	$2,040

Branch Offices:
1629 Black River Boulevard
Rome, NY	Owned	1963	309
1300 Erie Boulevard
Rome, NY	Owned	1997	1,027

82 Seneca Turnpike
New Hartford, NY	Owned	1983	156

Rt. 26 and Elmer Hill Rd
Lee, NY	Owned	2006	1,239

Mortgage Center:
137 West Dominick Street
Rome, NY	Owned	2002	470

Accounting Center:
139 West Dominick Street
Rome, NY	Owned	1995	368

Undeveloped Land:
Oneida, NY	Owned	2006	463

ITEM 3.	LEGAL PROCEEDINGS

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

          The following information included in the Annual Report attached hereto as Exhibit 13.1 is incorporated herein by reference: “Market for the Company’s Common Stock.”

ITEM 6.	SELECTED FINANCIAL DATA

          The following information included in Annual Report attached hereto as Exhibit 13.1 is incorporated herein by reference: “Selected Financial and Other Data.”

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following information included in the Annual Report attached hereto as Exhibit 13.1 is incorporated herein by reference: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The following information included in the Annual Report attached hereto as Exhibit 13.1 is incorporated herein by reference: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following information included in the Annual Report attached hereto as Exhibit 13.1 is incorporated herein by reference: “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,” “Report of Independent Registered Public Accounting Firm,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.”

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

          Management’s annual report on internal control over financial reporting appears in the Company’s Annual Report to Shareholders for the year ended December 31, 2006, which is included as Exhibit 13.1 of this report, and is incorporated herein by reference.

          The attestation report of the Company’s registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting appears in the Company’s Annual Report to Shareholders for the year ended December 31, 2006, which is included as Exhibit 13.1 of this report, and is incorporated herein by reference.

          There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

          On January 12, 2007, the Audit Committee of the Company determined, based on its review and consultation with the Company’s independent registered public accounting firm, that the Company should restate its financial statements for the quarterly periods ended June 30, 2006 and September 30, 2006, as filed on Form 10-Q. The restatement was necessary in order to immediately fully expense the award of certain stock-based compensation grants at the award date for those recipients who were eligible for retirement at the award grant date. The Company had been expensing these grants over a five year service vesting period. In light of the Company’s restatement of prior period financial statements, the Company has enhanced internal reviews of related financial reporting requirements.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The following information included in the Proxy Statement is incorporated herein by reference: “Proposal 1- Election of Directors” and the following subsections of the section entitled “Information About Our Board of Directors and Management:” “Board of Directors,” “Committees of the Board,” “Executive Officers Who Are Not Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

          The information included in the Proxy Statement is incorporated herein by reference: “Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following section included in the Proxy Statement is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management.”

          The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]

	(a)	(b)	(c)
Equity compensation plans approved by security holders	524,889	$9.37	490,061

Equity compensation plans not approved by security holders	—	—	—

Total	524,889	$9.37	490,061

(1)

The number of securities remaining for future issuance under equity compensation plans includes: 136,061 shares available for issuance under the 2000 Stock Option Plan, 236,000 shares available for issuance under the 2006 Stock Option Plan and 118,000 shares available for issuance under the 2006 Recognition and Retention Plan

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The following information included in the Proxy Statement is incorporated herein by reference: “Transactions with Certain Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The following information included in the Proxy Statement is incorporated herein by reference: “Principal Accounting Fees and Services” and “Audit Committee Preapproval Policy.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS

(a) The following financial statements included in the Annual Report attached hereto as Exhibit 13.1 are incorporated herein by reference:

Report of Independent Registered Accounting Firm

Consolidated Balance Sheets - At December 31, 2006 and 2005;

Consolidated Statements of Income - Years Ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended December 31, 2006, 2005 and 2004;

Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004; and

Notes to Consolidated Financial Statements - Years Ended December 31, 2006, 2005 and 2004

(b) The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)

3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)

3.2	Bylaws of New Rome Bancorp, Inc. (1)

4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)

10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)

10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (1)

10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)

10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)

10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)

10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)

10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)

10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)

10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)

10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)

10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)

10.15	Rome Bancorp, inc. 2006 Recognition and Retention Plan. (7)

13.1	Annual Report to Shareholders for the Year Ended December 31, 2006.

14.1	Code of Conduct and Ethics. (7)

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Crowe Chizek and Company LLC.

31.1	Rule 13a-14a/15d-14a Certification

31.2	Rule 13a-14a/15d-14a Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-8 filed with the commission on May 19, 2006, as amended.

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

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2007

Charles M. Sprock

/s/David C. Nolan	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 15, 2007

David C. Nolan

/s/Bruce R. Engelbert	Director	March 15, 2007

Bruce R. Engelbert

/s/David C. Grow	Director	March 15, 2007

David C. Grow

/s/Kirk B. Hinman	Director	March 15, 2007

Kirk B. Hinman

/s/Michael J. Valentine	Director	March 15, 2007

Michael J. Valentine

/s/Dale A. Laval	Director	March 15, 2007

Dale A. Laval

/s/John A. Reinhardt	Director	March 15, 2007

John A. Reinhardt