Form 10-Q/A
period 2006-06-30
ROME BANCORP INC
filed 2007-03-29
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)
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

Large accelerated filer ___                          Accelerated filer ___                          Non-accelerated filer _X_

           Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)                Yes __      No _X_

          Indicate the number of shares outstanding of each class of issuer's classes of common stock as of the last practicable date:

Outstanding at
Class	August 10, 2006
Common Stock, par value $.01	8,795,020

Explanatory Note

           The purpose of this amended Quarterly Report on Form 10-Q/A of Rome Bancorp, Inc. (the "Company") is to restate the Company's consolidated condensed financial statements for the three and six months ended June 30, 2006 ("the financial statements") and to modify the related disclosures. See Note 1 to the financial statements included in this amended Quarterly Report.

           The restatement arose from the Company's determination that an error had occurred in the amortization of stock options and restricted share grants made in 2006. The restatement is necessary in order to immediately fully expense the award of certain stock-based compensation grants at the award date for those recipients who were eligible for retirement at the award grant. The Company had been expensing these grants over a five year service vesting period.

          This amended Quarterly Report does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Quarterly Report and the original Quarterly Report is subject to updating and supplementing in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

ROME BANCORP, INC.
FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2006

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
June 30, 2006 and December 31, 2005
(in thousands, except share data)

	(unaudited)
	(Restated -
	See Note 1)
	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks	$6,493	$7,457
Federal funds sold and other short-term investments	11,115	26,778
Total cash and cash equivalents	17,608	34,235
Securities available for sale, at fair value	5,159	9,666
Securities held to maturity (fair value of $1,196 and $1,428
at June 30, 2006 and December 31, 2005, respectively)	1,202	1,440
Federal Home Loan Bank Stock	813	776
Loans	256,423	253,878
Less: Allowance for loan loss	(1,954)	(1,960)
Net loans	254,469	251,918
Premises and equipment, net	4,940	4,503
Accrued interest receivable	1,014	1,053
Other assets	13,944	5,262
Total assets	$299,149	$308,853

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$29,703	$30,039
Savings	88,070	89,138
Money market	5,139	4,929
Time	69,088	66,298
Other interest bearing	12,006	11,064
Total deposits	204,006	201,468
Borrowings	8,878	9,374
Other liabilities	4,772	4,533
Total liabilities	217,656	215,375

Shareholders' equity
Common Stock, $.01 par value; authorized: 30,000,000 shares;
issued and outstanding 9,715,020 and 8,807,120 shares at June 30, 2006 and
9,678,128 and 9,678,128 shares at December 31, 2005	97	97
Additional paid-in capital	60,344	60,013
Retained earnings	35,328	35,983
Accumulated other comprehensive income	38	85
Treasury stock; 907,900 shares at June 30, 2006	(11,723)	-
Unallocated shares of employee stock ownership plan (ESOP); 439,153
shares at June 30, 2006 and 462,135 shares at December 31, 2005	(2,591)	(2,700)
Total shareholders' equity	81,493	93,478
Total liabilities and shareholders' equity	$299,149	$308,853

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2006 and 2005
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated –		(Restated –
	See Note 1)		See Note 1)

Interest income:
Loans	$4,011	$3,658	$7,988	$7,230
Securities	100	167	230	341
Other short-term investments	276	281	576	307
Total interest income	4,387	4,106	8,794	7,878

Interest expense:
Deposits	774	640	1,479	1,272
Borrowings	79	87	159	225
Total interest expense	853	727	1,638	1,497

Net interest income	3,534	3,379	7,156	6,381

Provision for loan losses	-	-	115	-
Net interest income after provision for loan losses	3,534	3,379	7,041	6,381

Non-interest income:
Net gain on securities transactions	-	17	11	46
Other	466	565	879	1,006
Total non-interest income	466	582	890	1,052

Non-interest expense:
Salaries and employee benefits	2,769	1,259	4,185	2,652
Building, occupancy and equipment	457	410	909	868
Other	811	738	1,581	1,369
Total non-interest expense	4,037	2,407	6,675	4,889

Income (loss) before income tax expense	(37)	1,554	1,256	2,544
Income tax expense	41	584	526	935
Net income (loss)	$(78)	$970	$730	$1,609

Basic earnings (loss) per share	$(0.01)	$0.10	$0.08	$0.17
Diluted earnings (loss) per share	$(0.01)	$0.10	$0.08	$0.17

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2006 and 2005
(in thousands, except share and per share data)(unaudited)

						Accumulated
		Additional				other	Unallocated
	Common	paid-in	Retained		Treasury	comprehensive	ESOP	Unearned
	stock	Capital	earnings		Stock	income	shares	compensation	Total
Balances at January 1, 2005	$33	$10,756	$34,627	$	$ (8,963)	$391	$(560)	$(26)	$36,258
Comprehensive income:
Net Income		-	1,609		-	-	-	-	1,609
Other comprehensive loss	-	-			-	(195)	-	-	(195)
Total comprehensive income									1,414
Proceeds of common stock offering and
conversion of existing shares, net of tax	75	57,769	-			-	(2,360)	-	55,484
Retirement of 1,747,266 treasury shares	(12)	(8,963)	-		8,963	-	-	-	(12)
Amortization of unearned compensation	-	-	-		-	-	-	26	26
Dividends paid ($0.132 per share)		-	(834)		-	-	-	-	(834)
Exercise of stock options	-	7	-		-	-	-	-	7
Tax benefit of vested RRP shares	-	73	-		-	-	-	-	73
ESOP shares released for
allocation (19,050 shares)		127	-		-	-	71	-	198
Balances at June 30, 2005	$96	$59,769	$35,402		$-	$196	$(2,849)	$-	$92,614
(Restated – See Note 1)
Balances at January 1, 2006	$97	$60,013	$35,983		$-	$85	$(2,700)	$-	$93,478
Comprehensive income:
Net Income	-	-	730		-	-	-	-	730
Other comprehensive loss	-	-	-		-	(47)	-	-	(47)
Total comprehensive income									683
Purchases of 1,025,900 treasury shares	-	-	-		(13,234)	-	-	-	(13,234)
Transfer of treasury shares to RRP plan	-	(1,511)	-		1,511	-	-	-	-
Amortization of unearned compensation	-	1,489	-		-	-	-	-	1,489
Dividends paid ($0.15 per share)	-	-	(1,385)		-	-	-	-	(1,385)
Exercise of stock options	-	186	-		-	-	-	-	186
ESOP shares released for
allocation (19,050 shares)	-	167	-		-	-	109	-	276
Balances at June 30, 2006	$97	$60,344	$35,328		$(11,723)	$38	$(2,591)	$-	$81,493

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(unaudited) (in thousands)

	2006	2005
Cash flows from operating activities:	(Restated -
	See Note 1)
Net income	$730	$1,609
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	268	250
Increase in accrued interest receivable	40	2
Net gain on securities sold	(11)	(46)
Provision for loan losses	115	-
Loss on disposal of fixed asset	7	-
Net accretion on securities	(6)	(2)
Proceeds from sales of loans	543	293
Net gain on loans sold	(8)	(5)
Originations of loans held for sale	(535)	(288)
Increase (decrease) in other liabilities	238	(26)
(Increase) decrease in other assets	(707)	546
Allocation of ESOP shares	276	198
Amortization of unearned compensation	1,489	26
Net cash provided by operating activities	2,439	2,557

Cash flows from investing activities:
Net increase in loans	(2,612)	(12,608)
Purchase of Bank owned life insurance	(8,000)	-
Proceeds from sales of securities available for sale	365	679
Proceeds from maturities and principal reductions of
securities available for sale	4,087	2,912
Purchases of securities available for sale	-	(1)
Purchases of Federal Home Loan Bank stock	(37)	(175)
Proceeds from maturities and principal reductions of
securities held to maturity	232	27
Additions to premises and equipment	(709)	(384)
Net cash used in investing activities	(6,674)	(9,550)

Cash flows from financing activities:
Increase (decrease) in time deposits	2,790	(1,740)
Decrease in other deposits	(252)	(2,484)
Net proceeds of stock offering and conversion	-	55,472
Repayments of borrowings	(497)	(11,980)
Additional borrowings	-	3,000
Purchase of treasury stock	(13,234)	-
Dividends paid	(1,385)	(834)
Exercise of stock options	186	7
Net cash (used in) provided by financing activities	(12,392)	41,441

Net (decrease) increase in cash and cash equivalents	(16,627)	34,448
Cash and cash equivalents at beginning of period	34,235	6,929

Cash and cash equivalents at end of period	$17,608	$41,377

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(unaudited) (in thousands)

	2006	2005
	(Restated -
	See Note 1)
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to real estate owned	$ 54	-
Cash paid during the period for:
Interest	1,639	1,504
Income taxes	925	900

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) Restatement of Financial Statements

          The Company has determined that in the second quarter of 2006, an error was made in recording the non-cash amortization expense related to grants made during that quarter under the Company's 2006 Stock Option Plan and Recognition and Retention Plan. Under the provisions of Statement of Financial Accounting Standard ("FAS") No. 123(R), which the Company adopted in fiscal 2006, share-based grants that vest to awardees upon retirement, regardless of requisite service requirements, should be fully expensed when retirement eligibility is attained. As part of its year end closing process, the Company determined that certain of the recipients of the awards made under these plans during the second quarter of 2006 were already eligible for retirement or early retirement under the Company's defined benefit pension plan and accordingly, their grants should have been expensed upon issuance rather than over the five year requisite service period. The Company's previously issued consolidated condensed financial statements for the three and six months ended June 30, 2006 have been restated to reflect the accurate amortization of this stock-based compensation.

          The following table summarizes the effect of the restatement adjustments on the financial statements as of and for the three and six months ended June 30, 2006.

	Three months ended June 30, 2006
	(Previously Reported)	Restated
	(in thousands, except share and per share data)
Salaries and employee benefits	$1,333	$2,769
Total non-interest expense	2,601	4,037
Income (loss) before income taxes	1,399	(37)
Income tax expense	538	41
Net income (loss)	861	(78)
Basic net income (loss) per share	$0.10	$(0.01)
Diluted net income (loss) per share	$0.10	$(0.01)

	Six months ended June 30, 2006
	(Previously Reported)	Restated
	(in thousands, except share and per share data)
Salaries and employee benefits	$2,749	$4,185
Total non-interest expense	5,239	6,675
Income (loss) before income taxes	2,692	1,256
Income tax expense	1,023	526
Net income	1,669	730
Basic net income per share	$0.19	$0.08
Diluted net income per share	$0.18	$0.08

	As of June 30, 2006
	(Previously Reported)	Restated
	(in thousands, except share and per share data)
Other assets	$13,447	$13,944
Total assets	298,652	299,149
Additional paid in capital	58,908	60,344
Retained earnings	36,267	35,328
Total shareholders' equity	80,996	81,493
Total liabilities and shareholders' equity	298,652	299,149

The adjustments to the balance sheet and income statement at and for the three and six months ended June 30, 2006 had no impact on total cash flows from operating, investing and financing activities. The restatement of the consolidated financial statements also affected footnotes 4 and 8.

(2)           The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of June 30, 2006 and December 31, 2005 and for the three and six month periods ended June 30, 2006 and 2005. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

          The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

           The data in the condensed consolidated balance sheet for December 31, 2005 was derived from the Company's 2005 Annual Report on Form 10-K. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the 2005 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10-K.

          Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

(3) Stock Offering and Conversion

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

(4) Earnings Per Share

          The following summarizes the computation of earnings per share for the three and six month periods ended June 30, 2006 and 2005.

	Three and six months ended
	June 30
	(in thousands, except share and per share data)

	Three months ended		Six months ended
	2006	2005	2006	2005
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$(78)	$970	$730	$1,609
Weighted average basic shares outstanding	8,766	9,349	8,996	9,347

Basic earnings (loss) per share	$(0.01)	$0.10	$0.08	$0.17

Diluted earnings (loss) per share:
Income (loss) available to common shareholders	$(78)	$970	$730	$1,609
Weighted average basic shares outstanding	8,766	9,349	8,996	9,347
Effect of dilutive securities:
Stock options	140	197	154	202
Unearned compensation	-	6	-	11
Weighted average diluted shares outstanding	8,906	9,552	9,150	9,560

Diluted earnings (loss) per share	$(0.01)	$0.10	$0.08	$0.17

(5) Other Comprehensive Income (Loss)

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005
Net change in unrealized gain (loss) on
available-for-sale securities arising during the period	$52	$(90)	$(89)	$(371)
Reclassification adjustment for net realized gain
included in net income	-	(17)	(11)	(46)
Other comprehensive gain (loss), before tax	52	(73)	(78)	(325)
Deferred tax expense (benefit)	21	(29)	(31)	(130)

Other comprehensive gain (loss)	$31	$(44)	$(47)	$(195)

(6)      Securities

          Securities are summarized as follows (in thousands):

	June 30, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair
	Cost	value	cost	value

Available-for-sale:
U.S. Government agencies	$577	$596	$949	$985
State and Municipal obligations	2,480	2,525	4,506	4,595
Mortgage-backed securities
FHLMC	400	400	570	583
Corporate bonds	502	502	2,008	2,017

Total debt securities	3,959	4,023	8,033	8,180

Equity and other securities	1,137	1,136	1,491	1,486

Total available for sale	$5,096	$5,159	$9,524	$9,666

Held-to-maturity:
U.S. Government securities	$1,002	$994	$1,208	$1,193
Mortgage-backed securities		-	-
GNMA	34	36	48	51
FHLMC	3	3	3	3
Other bonds	163	163	181	181

Total held to maturity	$1,202	$1,196	$1,440	$1,428

FHLB Stock	$813	$813	$776	$776

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

(7)      Loans

          Loans are summarized as follows (in thousands):

	June 30,	December 31,
	2006	2005
Mortgage loans:
Residential (1-4 family)	$129,723	$126,422
Commercial	51,043	52,748
Construction and land	5,501	3,317

Total Mortgage loans	186,267	182,487
Other loans:
Commercial	23,030	23,832
Automobile loans	18,238	18,321
Property improvement
and equipment	15,339	15,434
Other consumer	13,549	13,804

Total Other loans	70,156	71,391

Total Loans	$256,423	$253,878

Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Balance at beginning of period	$1,958	$2,021	$1,960	$2,000
Provision charged to operations	-	-	115	-
Loans charged off	(83)	(148)	(244)	(184)
Recoveries	79	422	123	479

Balance at end of period	$1,954	$2,295	$1,954	$2,295

          The Company's recorded investment in loans that are considered impaired totaled $333,000 and $211,000 at June 30, 2006 and December 31, 2005, respectively. These impaired loans carried allowances of $187,000 at June 30, 2006 and $127,000 as of year-end 2005. The average recorded investment in impaired loans was $358,000 and $255,000 in the first six months of 2006 and 2005, respectively. The Company recognized no interest on impaired loans during the six month periods ended June 30, 2006 and 2005.

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

(8) Stock-Based Compensation

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

	Three and six months ended
	June 30, 2005
	(in thousands, except per share data)

Net income:	Three Months	Six Months
As reported	$970	$1,609
Add: Stock based compensation expense included in net
income, net of related tax expense	8	16
Deduct: Total stock based compensation expense
determined under fair value method, net of related
tax expense	(17)	(34)
Pro forma	$961	$1,591

Basic earnings per share:
As reported	$0.10	$0.17
Pro forma	$0.10	$0.17

Diluted earnings per share:
As reported	$0.10	$0.17
Pro forma	$0.10	$0.17

On May 24, 2006, the Company's Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company's stock on that day. These options have a ten year life and vest ratably over a five year period, or immediately upon a recipients death, disability or retirement. The fair value of the options granted is estimated at grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.52%, expected stock price volatility 8.247%, risk free interest rate 4.599% and an expected option life of 6.5 years. At date of grant, certain of the recipients were eligible for retirement or early retirement under the Company's defined benefit plan and accordingly, their option grants were immediately expensed, resulting in $ 350,000 of amortization being recorded in the second quarter of 2006. As of June 30, 2006, unrecognized compensation cost related to the remaining options was $245,000. This expense is being amortized on a straight line basis over the sixty month vesting period of the options.

Following is a summary of the Company's 2006 year to date stock option activity:

	Six Months ended June 30, 2006
	(Dollars in thousands)
		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Fair Value
Options outstanding, beginning of period	219,798	$2.19	$0.94
Exercised	(36,892)	2.19	0.94
Granted	354,000	12.84	2.89
Options outstanding at end of period	536,906	$9.21	$2.23
Options exercisable at end of period	182,906	$2.19	$0.94

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2006 was $1,975,000. The intrinsic value of options exercised during the quarter and six months ended June 30, 2006 was $241,000 and $359,000, respectively.

On May 24, 2006, the Company's Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period, or immediately upon a recipient's death, disability or retirement. The grants awarded to individuals who were eligible for retirement or early retirement under the Company's defined benefit plan were expensed upon award, resulting in second quarter 2006 amortization expense related to this plan of $1.1 million. At June 30, 2006, the unrecognized compensation cost attributable to the remaining restricted stock awards was $1.0 million, which will be expensed over the vesting period. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $2.2 million at June 30, 2006.

Compensation cost for the Company's stock option and restricted stock plans in the 2006 and 2005 second quarters was $1.5 million and $13,000, respectively. For the six months ended June 30, 2006 and 2005 compensation cost related to these plans was $1.5 million and $26,000, respectively.

(10)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended June 30,
	(in thousands)
	Pension benefits		Postretirement
			benefits
Components of net periodic pension cost:	2006	2005	2006	2005
Service cost	$-	$-	$6	$8
Interest cost	106	104	34	37
Expected return on plan assets	(177)	(164)	-	-
Curtailment charge	-	-	-	-
Amortization	17	17	(2)	-

Net periodic pension cost	$(54)	$(43)	$38	$45

	Six months ended June 30,
	(in thousands)
	Pension benefits		Postretirement
			benefits
Components of net periodic pension cost:	2006	2005	2006	2005
Service cost	$-	$-	$12	$16
Interest cost	212	208	68	74
Expected return on plan assets	(354)	(328)	-	-
Curtailment charge	-	-	-	-
Amortization	34	34	(4)	-

Net periodic pension cost	$(108)	$(86)	$76	$90

In December of 2002, the Company's Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2006, the Company expects to make no contributions to the defined benefit pension plan.

(11)New Accounting Pronouncements

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this discussion and in future filings by Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") with the Securities and Exchange Commission, in Rome Bancorp press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp actual results, and could cause Rome Bancorp, Inc. actual financial performance to differ materially from that expressed in any forward-looking statement: (1) changes in the real estate market or local economy, (2) changes in interest rates, (3) changes in laws and regulations to which we are subject, and (4) competition in our primary market area. Rome Bancorp disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, whose sole business is conducted by its wholly owned subsidiary, the Rome Savings Bank (the "Bank.") The Bank's principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long and short-term marketable securities and other liquid investments. Following its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

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

Net income for the second quarter of 2006 was a loss of $78,000, compared to the prior year's second quarter net income of $970,000. The significant factors and trends impacting the second quarter of 2006, which are discussed in greater depth below, were as follows:

  Net interest income increased by $155,000 or 4.6% from the same quarter last year as a result of an increase in the yield on earning assets, partially offset by an increase in deposit interest expense. The Company's net interest margin increased from 4.64% in the second quarter of 2005 to 5.02% in the same quarter of 2006.

  Non-interest income decreased by $116,000 from second quarter 2005 levels primarily due to a non- recurring settlement received in June of 2005 and a decrease in securities gains, partially offset by increased fee revenue.

  Non-interest expense increased to $4.0 million in the second quarter of 2006 from $2.4 million in the same quarter of the prior year, primarily due to amortization expense related to stock-based compensation as accounted for under FAS No. 123(R).

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

The Company's critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 2 to the consolidated financial statements reported on the Company's 2005 Form 10-K to obtain a better understanding of how our financial performance is reported.

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

			Average Balances, Interest and Average Yields
	For the three months ended June 30, 2006				For the three months ended June 30, 2005
		Interest	Average			Interest	Average
	Average	Income/	Yield/		Average	Income/	Yield/
	Balance	Expense	Cost		Balance	Expense	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$252,772	$4,011	6.37%		$238,903	$3,658	6.14%
Securities (1)	8,305	120	5.82		16,295	206	5.06
Federal funds sold & other
Interest bearing deposits	22,795	276	4.85		40,559	281	2.78
Total interest-earnings assets	283,872	4,407	6.23		295,757	4,145	5.62
Noninterest-earning assets	20,048				16,351
Total assets	$303,920				$312,108
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$88,947	$166	0.75		$94,872	$178	0.75
Time deposits	68,605	569	3.32		67,385	440	2.62
Money market accounts	4,934	22	1.81		5,814	10	0.70
Other interest bearing deposits	11,371	17	0.60		9,770	12	0.48
Total interest-bearing deposits	173,857	774	1.79		177,841	640	1.44
Borrowings	8,965	79	3.51		9,949	87	3.51
Total interest-bearing liabilities	182,822	853	1.87		187,790	727	1.55
Noninterest-bearing deposits	28,258				27,618
Other liabilities	4,561				4,169
Total liabilities	215,641				219,577
Shareholders' equity	88,279				92,531
Total liabilities and shareholders' equity	$303,920				$312,108
Net interest income		3,554				3,418
Tax equivalent adjustment on securities		(20)				(39)
Net interest income per consolidated
financial statements		$3,534				$3,379

Net interest rate spread			4.36%				4.07%
Net interest margin			5.02%				4.64%
Ratio of interest-earning assets to
interest-bearing liabilities			1.55	x			1.57	x

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

			Average Balances, Interest and Average Yields
	For the six months ended June 30, 2006				For the six months ended June 30, 2005
		Interest	Average			Interest	Average
	Average	Income/	Yield/		Average	Income/	Yield/
	Balance	Expense	Cost		Balance	Expense	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$252,539	$7,988	6.38%		$236,264	$7,230	6.12%
Securities (1)	9,968	276	5.58		17,063	421	4.93
Federal funds sold & other
Interest bearing deposits	25,453	576	4.56		23,002	307	2.67
Total interest-earnings assets	287,960	8,840	6.19		276,329	7,958	5.76
Noninterest-earning assets	18,349				17,030
Total assets	$306,309				$293,359
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$89,358	$333	0.75		$98,557	$356	0.72
Time deposits	67,501	1,076	3.22		67,947	861	2.53
Money market accounts	5,154	36	1.40		6,795	29	0.85
Other interest bearing deposits	11,310	34	0.60		9,571	26	0.54
Total interest-bearing deposits	173,323	1,479	1.72		182,870	1,272	1.39
Borrowings	9,089	159	3.53		13,836	225	3.25
Total interest-bearing liabilities	182,412	1,638	1.81		196,706	1,497	1.52
Noninterest-bearing deposits	28,041				27,406
Other liabilities	4,898				4,238
Total liabilities	215,351				228,350
Shareholders' equity	90,958				65,009
Total liabilities and shareholders' equity	$306,309				$293,359
Net interest income		7,202				6,461
Tax equivalent adjustment on securities		(46)				(80)
Net interest income per consolidated
financial statements		$7,156				$6,381

Net interest rate spread			4.38%				4.24%
Net interest margin			5.04%				4.72%
Ratio of interest-earning assets to
interest-bearing liabilities			1.58	x			1.40	x

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

	Rate Volume Analysis
	Three months ended June 30, 2006			Six months ended June 30, 2006
	Compared to Three months ended June 30, 2005			Compared to Six months ended June 30, 2005

	Increases (decreases) due to			Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net
	( in thousands)			(in thousands)
Assets:
Interest-earning assets:
Loans	$144	$209	$353	$268	$490	$758
Securities (1)	16	(101)	(85)	30	(175)	(145)
Federal funds sold & other
Interest bearing deposits	118	(123)	(5)	236	33	269
Total interest-earnings assets	278	(15)	263	534	348	882

Interest-bearing liabilities:
Savings accounts	-	(11)	(11)	10	(33)	(23)
Time deposits	120	8	128	221	(6)	215
Money market accounts	14	(2)	12	14	(7)	7
Other interest bearing deposits	3	2	5	3	5	8
Total interest-bearing deposits	137	(3)	134	248	(41)	207
Borrowings	-	(8)	(8)	11	(77)	(66)
Total interest-bearing liabilities	137	(11)	126	259	(118)	141

Net change in interest income (1)	$141	$(4)	$137	$275	$466	$741
(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005:

          Total assets at June 30, 2006 were $299.1 million, a decrease of $9.7 million from $308.9 million at December 31, 2005. Cash and federal funds decreased by $16.6 million in the first six months of 2006 from $34.2 million at December 31, 2005 to $17.6 million at June 30, 2006 due to investments in treasury stock and bank owned life insurance. Securities decreased by $4.7 million from $11.9 million to $7.2 million over the same period. The decrease in securities was attributable to the sale of shares in an equity mutual fund, as well as maturities in the investment portfolio.

          The Company's loan portfolio increased by $2.5 million, or 1.0%, during the first half of 2006 from $253.9 million at December 31, 2005 to $256.4 million at June 30, 2006. During the first half of 2006, the Company originated approximately $22.3 million of loans, as compared to approximately $30.4 million of loans originated in the same period of 2005. The majority of the loan originations this year to date has been in the mortgage area. Non-performing loans as a percentage of total loans increased to 0.42% at June 30, 2006, as compared to 0.37% at December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.76% and 0.77% at June 30, 2006 and December 31, 2005, respectively. In addition, the allowance for loan losses as a percent of non-performing loans was 181.4% at June 30, 2006, compared to 207.0% at December 31, 2005.

          Total deposits increased to $204.0 million at June 30, 2006 from $201.5 million at December 31, 2005. During the first half of 2006, balances of time deposits and other interest bearing deposits increased by $2.8 million, or 4.2%, and $942,000, or 8.5%, respectively. Money market accounts also increased over the same period by $209,000, or 4.2% . Savings deposits and non-interest bearing deposits decreased by $1.0 million or 1.1%, and $334,000, or 1.1% respectively, during the first half of 2006.

          In June of 2006, the Company invested in bank owned life insurance covering certain key employees. This $8.0 million investment is classified as an other asset, and is the reason for the increase in these assets from $5.3 million at December 31, 2005 to $13.4 million at June 30, 2006.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2006 and 2005

General

          During the three months ended June 30, 2006, the Company recorded a loss of $78,000 compared to income of $970,000 for the second quarter of 2005. The decrease in net income is comprised of a decrease in non-interest income of $116,000 and an increase in non-interest expense of $1.6 million, which were partially offset by a $155,000 increase in net interest income before loan loss provision and a $543,000 decrease in income tax expense.

          Diluted earnings (losses) per share were $(0.01) and $0.10 per diluted share for the three month period ended June 30, 2006 and 2005. Average diluted shares decreased to 8,905,956 for the second quarter of 2006 from 9,551,582 in the same period of 2005 due to the Company's stock buyback program.

Net Interest Income

          Net interest income before loan loss provision for the quarter ended June 30, 2006 increased by $155,000 or 4.6% as compared to the same quarter of 2005. This increase is attributable to higher yields earned on the Company's portfolio of earning assets partially offset by increased interest expense on deposit accounts.

Interest Income

          Interest income increased to $4.4 million for the quarter ended June 30, 2006 from $4.1 million for the same quarter of 2005. Average loan balances for the second quarter of 2006 were $252.8 million, an increase of $13.9 million over the average outstanding loans for the second quarter of 2005. The yield on the Company's loan portfolio for the quarter ended June 30, 2006 was 6.37% in comparison to a yield of 6.14% for the same period last year. Interest income on securities declined $67,000 from $167,000 for the quarter ended June 30, 2005 to $100,000 for the quarter ended June 30, 2006. Comparatively, the average balance of securities declined by $8.0 million, or 49.0% from the second quarter of 2005 to $8.3 million for the current quarter and the yield on the Company's securities increased from 5.06% to 5.82% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $5,000 to $276,000 for the quarter ended June 30, 2006 from the same quarter in 2005. Average balances of federal funds sold decreased by $17.8 million, to $22.8 million at June 30, 2006 from $40.6 million at June 30, 2005, as the Company has continued to invest the proceeds of its March 30, 2005 stock offering.

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

          Non-interest expense increased by $1.6 million to $4.0 million in the current quarter compared to $2.4 million in the same period of 2005, primarily due to increased stock-based compensation amortization and expenditures related to compliance with Section 404 of the Sarbanes Oxley Act and strategic planning initiatives. In the second quarter of 2006, the Company granted stock options and restricted stock awards which are being accounted for using the fair value methodology of SFAS No. 123(R). Total non-cash amortization expense related to these plans was $1.5 million in the quarter ended June 30, 2006, the majority of which was immediate expensing of options and stock grants made to individuals eligible for retirement under the provisions of the Company's defined benefit plan.

          Income tax expense for the second quarter of 2006 decreased to $41,000 from $584,000 in the same period of 2005, directly due to the decrease in pre-tax income.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2006 and 2005

General

          During the six months ended June 30, 2006, the Company recorded net income of $730,000 compared to $1.6 million for the first half of 2005. The decrease in net income is comprised of increases in loan loss provision of $115,000, non-interest expense of $1.8 million and a decrease of $162,000 in non-interest income, partially offset by a $775,000 increase in net interest income before loan loss provision and a $409,000 decrease in income tax expense,

          Diluted earnings per share were $0.08 per diluted share for the six months ended June 30, 2006 in comparison to $0.17 per diluted share for the same period of 2005. The decrease in earnings per share is directly attributed to the above referenced decrease in year to date net income, partially offset by a decrease in average outstanding diluted shares from 9,561,005 to 9,149,750.

Net Interest Income

          Net interest income before loan loss provision for the six months ended June 30, 2006 increased by $775,000, or 12.1%, as compared to the same period of 2005. This increase is attributable to growth in the Company's portfolio of earning assets and net interest margin.

Interest Income

          Interest income increased to $8.8 million for the six months ended June 30, 2006 from $7.9 million for the same period of 2005. The increase in interest income was attributable to the growth in the Company's average earning assets to $288 million for the first half of 2006 from $276 million for the same period of the prior year, and an increase in overall yields to 6.19% from 5.76% over the same period. Average loan balances for the first six months of 2006 were $252.5 million, an increase of $16.2 million over the average outstanding loans for the same period of 2005. The yield on the Company's loan portfolio for the six months ended June 30, 2006 was 6.38% compared to a yield of 6.12% for the same period last year, reflecting current market trends. Interest income on securities declined $111,000 from $341,000 for the six months ended June 30, 2005 to $230,000 for the six months ended June 30, 2006. Comparatively, the average balance of securities declined by $7.1 million, or 41.5%, from the first half of 2005 to $10.0 million for the current year to date and the yield on the Company's securities increased from 4.93% to 5.58% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits increased by $269,000 to $576,000 for the first half of 2006 from the same period in 2005 due to increased yields and to a lesser extent, increased average balances.

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

          Non-interest expense increased to $6.7 million in the first six months of 2006 compared to $4.9 million in the same period of 2005, primarily due to higher benefit costs related to the Company's stock-based compensation plans and increased expenditures related to compliance with Section 404 of the Sarbanes Oxley Act and strategic planning initiatives. In the second quarter of 2006, the Company granted stock options and restricted stock awards which are being accounted for using the fair value methodology of SFAS No. 123(R). Total non-cash amortization expense related to these plans was $1.5 million in the quarter ended June 30, 2006, the majority of which was immediate expensing of options and stock grants made to individuals eligible for retirement under the provisions of the Company's defined benefit plan.

          Income tax expense for the first half of 2006 decreased to $526,000 from $935,000 in the same period of 2005, due to the decrease in pre-tax income.

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

          At June 30, 2006, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (Tier 1) capital at June 30, 2006 was $61.3 million, or 20.59% of adjusted assets. In order to be classified as "well-capitalized" by the OTS, the Bank is required to have leverage (Tier 1) capital of $14.9 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0% . At June 30, 2006, the Bank had a total risk-based capital ratio of 29.0% .

          The Company paid cash dividends of $0.075 per share during the three-month period ended June 30, 2006 totaling $693,000.

          During the second quarter of 2006, the Company's Board of Directors authorized the repurchase of 1,383,000 of the Company's outstanding common shares over the following twelve month period. Since that date and as of the filing of this report, $13.4 million has been expended to repurchase shares.

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

Recent Accounting Pronouncements

          FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 (“the FSP”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary, and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP became effective for reporting periods beginning after December 15, 2005 and its initial adoption of this statement had no material impact on the Company's consolidated financial statements.

          In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          There has been no material change in the Company's interest rate risk profile since December 31, 2005. For a more complete discussion of the Company's asset and liability management policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2005 Form 10-K.

Item 4. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the Company's risk factors previously disclosed in the
Company's Form 10-K for the year ending December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders ("Meeting") on May 3, 2006. all of the
proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to the shareholders and the tabulation for votes for each proposal is as follows:

1. Election of one director to serve for a three-year term to expire at the 2009 Annual Meeting.
The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld	Broker Non-votes
Dale A Laval	8,706,842	319,292	-

The following directors' terms continued after the meeting: Kirk B. Hinman, Charles M. Sprock,
Michael J. Valentine, Bruce R. Engelbert, David C. Grow, and T. Richard Leidig.

2. Ratification of the appointment of Crowe Chizek and Company LLC as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2006;

For	Withheld	Abstain	Broker Non-votes
7,828,705	1,169,269	28,160	-

3. Adoption of the Rome Bancorp, Inc. 2006 Stock Option Plan. The number of votes cast with respect to this matter was as follows:

For	Withheld	Abstain	Broker Non-votes
5,783,120	574,712	45,888	-

4. Adoption of the Rome Bancorp, Inc. 2006 Recognition and Retention Plan. The number of votes cast with respect to this matter was as follows:

For	Withheld	Abstain	Broker Non-votes
5,536,391	820,233	47,094	-

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)

3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)

3.2	Bylaws of New Rome Bancorp, Inc. (1)

4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)

10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)

10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (1)

10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)

10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)

10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)

10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)

10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)

10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)

10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and

Rome Bancorp, Inc. (5)

10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)

10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)

10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)

31.1	Rule 13a-14a/15d-14a Certification.

31.2	Rule 13a-14a/15d-14a Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

_________________
(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.'s Proxy statement on Schedule 14A, filed with the Commission on March 29, 2006.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board,	March 29, 2007
Charles M. Sprock	President and Chief
Executive Officer
(Principal Executive
Officer)

/s/David C. Nolan	Executive Vice President	March 29, 2007
David C. Nolan	and Chief Financial
Officer (Principal
Financial Officer)