Form 10-Q/A
period 2006-09-30
ROME BANCORP INC
filed 2007-03-30
CIK 1088144

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
(315) 336-7300
(Registrant' s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No ___

     Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ___	Accelerated filer Yes X	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)     Yes ___     No   X

     Indicate the number of shares outstanding of each class of issuer's classes of common stock as of the last practicable date:

Outstanding at
Class	November 9, 2006
Common Stock, par value $.01	8,533,874
Explanatory Note

      The purpose of this amended Quarterly Report on Form 10-Q/A of Rome Bancorp, Inc. (the "Company") is to restate the Company's consolidated condensed financial statements for the three and nine months ended September 30, 2006 ("the financial statements") and to modify the related disclosures. See Note 1 to the financial statements included in this amended Quarterly Report.

      The restatement arose from the Company's determination that an error had occurred in the amortization of stock options and restricted share grants made in the second quarter of 2006. The restatement is necessary in order to recognize the effect of immediate full expensing of the awards of certain stock-based compensation grants at the award date for those recipients who were eligible for retirement at the award grant and to reduce subsequent monthly amortization of the awards. The Company had been expensing these grants over a five year service vesting period. As a result of this error, the Company has determined that its net income for the three and nine months ended September 30, 2006 was understated and overstated, respectively.

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

ROME BANCORP, INC.
FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited) (restated):
	CONDENSED CONSOLIDATED BALANCE SHEET	4
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	5
	CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY	6
	AND COMPREHENSIVE INCOME
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	7
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL	9
	STATEMENTS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	18
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4.	CONTROLS AND PROCEDURES	29

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29
ITEM 1A.	RISK FACTORS	29
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	30
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
ITEM 5.	OTHER INFORMATION	30
ITEM 6.	EXHIBITS	31

	SIGNATURES	32

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
September 30, 2006 and December 31, 2005
(in thousands, except share data)

	(Unaudited)
	(Restated -
	See Note1)
	September 30,	December 31,
	2006	2005
Assets

Cash and due from banks	$6,657	$7,457
Federal funds sold and other short-term investments	937	26,778
Total cash and cash equivalents	7,594	34,235
Securities available for sale, at fair value	5,109	9,666
Securities held to maturity (fair value of $1,182 and $1,428
at September 30, 2006 and December 31, 2005, respectively)	1,183	1,440
Federal Home Loan Bank Stock	955	776
Loans	263,321	253,878
Less: Allowance for loan loss	(1,950)	(1,960)
Net loans	261,371	251,918
Premises and equipment, net	4,940	4,503
Accrued interest receivable	1,148	1,053
Other assets	14,209	5,262
Total assets	$296,509	$308,853

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$30,898	$30,039
Savings	86,241	89,138
Money market	5,271	4,929
Time	65,963	66,298
Other interest bearing	11,064	11,064
Total deposits	199,437	201,468
Borrowings	11,526	9,374
Other liabilities	4,515	4,533
Total liabilities	215,478	215,375

Shareholders' equity
Common Stock, $.01 par value; authorized: 30,000,000 shares;
issued and outstanding 9,715,020 and 8,728,220 shares at September 30,
2006 and 9,678,128 and 9,678,128 shares at December 31, 2005	97	97
Additional paid-in capital	60,508	60,013
Retained earnings	35,622	35,983
Accumulated other comprehensive income	69	85
Treasury stock; 986,800 shares at September 30, 2006	(12,730)	-
Unallocated shares of employee stock ownership plan (ESOP); 427,662
shares at September 30, 2006 and 462,135 shares at December 31, 2005	(2,535)	(2,700)
Total shareholders' equity	81,031	93,478
Total liabilities and shareholders' equity	$296,509	$308,853

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2006 and 2005
(in thousands, except share data)
 (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Restated –		(Restated –
	See Note 1)		See Note 1)
Interest income:
Loans	$4,132	$3,815	$12,120	$11,045
Securities	75	164	305	567
Other short-term investments	74	260	650	505
Total interest income	4,281	4,239	13,075	12,117

Interest expense:
Deposits	794	679	2,273	1,951
Borrowings	79	85	238	310
Total interest expense	873	764	2,511	2,261

Net interest income	3,408	3,475	10,564	9,856

Provision for loan losses	25	-	140
Net interest income after provision for loan losses	3,383	3,475	10,424	9,856

Non-interest income:
Net gain on securities transactions	-	-	11	46
Other	503	454	1,382	1,460
Total non-interest income	503	454	1,393	1,506

Non-interest expense:
Salaries and employee benefits	1,331	1,284	5,515	3,936
Building, occupancy and equipment	451	383	1,360	1,251
Other	646	613	2,228	1,982
Total non-interest expense	2,428	2,280	9,103	7,169

Income before income tax expense	1,458	1,649	2,714	4,193
Income tax expense	538	637	1,064	1,572
Net income	$920	$1,012	$1,650	$2,621

Basic earnings per share	$0.11	$0.11	$0.19	$0.28
Diluted earnings per share	$0.11	$0.11	$0.19	$0.27

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2006 and 2005
(in thousands, except share and per share data)
(unaudited)

					Accumulated
		Additional			other	Unallocated
	Common	Paid-in	Retained	Treasury	comprehensive	ESOP	Unearned
	stock	Capital	earnings	Stock	income	shares	compensation	Total
Balances at January 1, 2005	$33	$10,756	$34,627	$(8,963)	$391	$(560)	$(26)	$36,258
Comprehensive income:
Net Income	-	-	2,621	-	-	-	-	2,621
Other comprehensive loss	-	-		-	(235)	-	-	(235)
Total comprehensive income								2,386
Proceeds of common stock offering and
conversion of existing shares, net of tax	75	57,759	-		-	(2,360)	-	55,474
Retirement of 1,747,266 treasury shares	(12)	(8,963)	-	8,963	-	-	-	(12)
Amortization of unearned compensation	-	-	-	-	-	-	26	26
Dividends paid ($0.199 per share)	-	-	(1,440)	-	-	-	-	(1,440)
Exercise of stock options	-	35	-	-	-	-	-	35
Tax benefit of vested RRP shares	-	73	-	-	-	-	-	73
ESOP shares released for
allocation (30,450 shares)	-	190	-	-	-	125	-	315
Balances at September 30, 2005	$96	$59,850	$35,808	$-	$156	$(2,795)	$-	$93,116
(Restated – See Note 1)
Balances at January 1, 2006	$97	$60,013	$35,983	$-	$85	$(2,700)	$-	$93,478
Comprehensive income:
Net Income	-	-	1,650	-	-	-	-	1,650
Other comprehensive loss	-	-	-	-	(16)	-	-	(16)
Total comprehensive income								1,634
Purchases of 1,104,800 treasury shares	-	-	-	(14,241)	-	-	-	(14,241)
Transfer of 118,000 treasury shares to RRP plan	-	(1,511)	-	1,511	-	-	-	-
Amortization of unearned compensation	-	1,563	-	-	-	-	-	1,563
Dividends paid ($0.225 per share)	-	-	(2,011)	-	-	-	-	(2,011)
Exercise of stock options	-	186	-	-	-	-	-	186
ESOP shares released for
allocation (34,473 shares)	-	257	-	-	-	165	-	422
Balances at September 30, 2006	$97	$60,508	$35,622	$(12,730)	$69	$(2,535)	$-	$81,031

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(unaudited) (in thousands)

	2006	2005
Cash flows from operating activities:	(Restated -
	See Note 1)

Net income	$1,650	$2,621
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	408	378
Increase in accrued interest receivable	(95)	(108)
Net gain on securities sold	(11)	(46)
Provision for loan losses	140	-
Net loss (gain) on sales of real estate owned	13	(15)
Loss on disposal of fixed asset	3	-
Net accretion on securities	(7)	6
Proceeds from sales of loans	783	1,373
Net gain on loans sold	(11)	(16)
Originations of loans held for sale	(772)	(1,357)
(Decrease) increase in other liabilities	(38)	92
(Increase) decrease in other assets	(1,028)	429
Allocation of ESOP shares	422	315
Amortization of unearned compensation	1,563	26
Net cash provided by operating activities	3,020	3,698

Cash flows from investing activities:
Net increase in loans	(9,539)	(18,829)
Purchase of bank owned life insurance	(8,000)	-
Proceeds from sales of securities available for sale	365	746
Proceeds from maturities and principal reductions of
securities available for sale	4,189	3,104
Purchases of securities available for sale	-	(1)
Purchases of Federal Home Loan Bank stock	(179)	(175)
Proceeds from maturities and principal reductions of
securities held to maturity	250	55
Proceeds of sales of fixed assets	8	-
Proceeds of sales of real estate owned	41	98
Additions to premises and equipment	(851)	(451)
Net cash used in investing activities	(13,716)	(15,453)
Cash flows from financing activities:
Decrease in time deposits	(335)	(1,897)
Decrease in other deposits	(1,696)	(3,531)
Net proceeds of stock offering and conversion	-	55,462
Repayments of borrowings	(1,448)	(12,223)
Additional borrowings	3,600	3,000
Purchase of treasury stock	(14,241)	-
Dividends paid	(2,011)	(1,440)
Exercise of stock options	186	35
Net cash (used in) provided by financing activities	(15,945)	39,406

Net (decrease) increase in cash and cash equivalents	(26,641)	27,651
Cash and cash equivalents at beginning of period	34,235	6,929
Cash and cash equivalents at end of period	$7,594	$34,580

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(unaudited) (in thousands)

	2006	2005
	(Restated -
Supplemental disclosure of cash flow information:	See Note 1)
Non-cash investing activities:
Transfer of loans to real estate owned	$54	$83
Cash paid during the period for:
Interest	2,514	2,269
Income taxes	1,480	1,350

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) Restatement of Financial Statements

      The Company has determined that in the second quarter of 2006, an error was made in recording the non-cash amortization expense related to grants made during that quarter under the Company's 2006 Stock Option Plan and Recognition and Retention Plan. Under the provisions of Statement of Financial Accounting Standard ("FAS") No. 123(R), which the Company adopted in fiscal 2006, share-based grants that vest to awardees upon retirement, regardless of requisite service requirements, should be fully expensed when retirement eligibility is attained. As part of its year end closing process, the Company determined that certain of the recipients of the awards made under these plans during the second quarter of 2006 were already eligible for retirement or early retirement under the Company's defined benefit pension plan and accordingly, their grants should have been expensed upon issuance rather than over the five year requisite service period. The Company's previously issued consolidated condensed financial statements for the three and nine months ended September 30, 2006 have been restated to reflect the accurate amortization of this stock-based compensation.

      The following table summarizes the effect of the restatement adjustments on the financial statements as of and for the three and nine months ended September 30, 2006.

	Three months ended September 30, 2006
	(Previously Reported)	Restated
	(in thousands, except share and per share data)
Salaries and employee benefits	$1,416	$ 1,331
Total non-interest expense	2,513	2,428
Income before income taxes	1,373	1,458
Income tax expense	518	538
Net income	855	920
Basic net income per share	$0.10	$0.11
Diluted net income per share	$0.10	$ 0.11

	Nine months ended September 30, 2006
	(Previously Reported)	Restated
	(in thousands, except share and per share data)
Salaries and employee benefits	$4,165	$5,515
Total non-interest expense	7,753	9,103
Income before income taxes	4,064	2,714
Income tax expense	1,540	1,064
Net income	2,524	1,650
Basic net income per share	$0.28	$ 0.19
Diluted net income per share	$0.28	$ 0.19

	As of September 30, 2006
	(Previously Reported)	Restated
	(in thousands, except share and per share data)
Other assets	$13,713	$14,209
Total assets	296,013	296,509
Other liabilities	4,495	4,515
Total liabilities	215,458	215,478
Additional paid in capital	59,158	60,508
Retained earnings	36,496	35,622
Total shareholders' equity	80,555	81,031
Total liabilities and shareholders' equity	296,013	296,509

The adjustments to the balance sheet and income statement at and for the three and six months ended June 30, 2006 had no impact on total cash flows from operating, investing and financing activities. The restatement of the consolidated financial statements also affected footnotes 4, 5 and 8.

(2) The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and 2005. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally acc epted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

     The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

      The data in the condensed consolidated balance sheet for December 31, 2005 was derived from the Company ' s 2005 Annual Report on Form 10-K. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders ' equity and comprehensive income and statements of cash flows should be read in conjunction with the 2005 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10- K.

      Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period' s presentation.

(3) Stock Offering and Conversion

      Stock Offering and Conversion

      On March 30, 2005, the second step conversion of Rome, MHC into a stock holding company structure and the related stock offering of this new stock holding company were completed. As a result of the second-step conversion, New Rome Bancorp, Inc. became the holding company for the Bank and was immediately renamed "Rome Bancorp, Inc." Rome Bancorp issued 5,900,000 shares of common stock at a price of $10.00 per share in the related stock offering and exchanged 1,650,254 shares of common stock of the now predecessor Rome Bancorp, Inc. into 3,742,246 shares of common stock of the newly formed Rome Bancorp, Inc. pursuant to an exchange ratio of 2.26784, cashing out fractional shares. The reorganization was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities and equity. Direct offering costs totaling $3.1 million were deducted from the proceeds of the shares sold in the offering . As a result of the exchange and stock offering, as of March 30, 2005, the Company had 9,642,246 shares of common stock issued and outstanding. Net proceeds of $53.5 million were raised in the stock offering, excluding $2.36 million which was loaned by the company to a trust for the Employee Stock Ownership Plan (ESOP) enabling it to purchase 236,000 shares of common stock in the stock offering for allocation under such plan. In addition, as part of the conversion and dissolution of Rome, MHC, the Bank received $1.9 million of cash previously held by Rome, MHC.

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

	Three and nine months ended
	September 30
	(in thousands, except share and per share data)

	Three months ended		Nine months ended
	2006	2005	2006	2005
Basic earnings per share:
Income available to common shareholders	$920	$1,012	$1,650	$2,621
Weighted average basic shares outstanding	8,174	9,394	8,719	9,365
Basic earnings per share	$0.11	$0.11	$0.19	$0.28

Diluted earnings per share:
Income available to common shareholders	$920	$1,012	$1,650	$2,621
Weighted average basic shares outstanding	8,174	9,394	8,719	9,365
Effect of dilutive securities:
Stock options	140	194	149	199
Unearned compensation	-	-	-	7
Weighted average diluted shares outstanding	8,314	9,588	8,868	9,571

Diluted earnings per share	$0.11	$0.11	$0.19	$0.27

(5) Other Comprehensive Income (Loss)

	Three months ended		Nine months ended
	September 30,		September 30,

	2006	2005	2006	2005
Net change in unrealized gain (loss) on
available-for-sale securities arising during the period	$51	$(67)	$(38)	$(345)
Reclassification adjustment for net realized gain
included in net income	-	-	(11)	(46)
Other comprehensive income (loss), before tax	51	(67)	(27)	(391)
Deferred tax expense (benefit)	20	(27)	(11)	(130)

Other comprehensive income (loss)	31	(40)	(16)	(235)
Net income	920	1,012	1,650	2,621
Total comprehensive income	$951	$972	$1,634	$2,386

(6) Securities

Securities are summarized as follows (in thousands):

	September 30, 2006		December 31, 2005

	Amortized	Fair	Amortized	Fair
	Cost	value	Cost	value

Available-for-sale:
U.S. Government agencies	$506	$523	$949	$985
State and municipal obligations	2,481	2,532	4,506	4,595
Mortgage-backed securities
FHLMC	370	373	570	583
Corporate bonds	500	500	2,008	2,017

Total debt securities	3,857	3,928	8,033	8,180

Equity and other securities	1,137	1,181	1,491	1,486

Total available for sale	$4,994	$5,109	$9,524	$9,666

Held-to-maturity:
U.S. Government securities	$1,001	$998	$1,208	$1,193
Mortgage-backed securities		-	-
GNMA	30	32	48	51
FHLMC	2	2	3	3
Other bonds	150	150	181	181

Total held to maturity	$1,183	$1,182	$1,440	$1,428

FHLB stock	$955	$955	$776	$776

FHLB stock is carried at cost since fair values are not readily determinable.

Securities pledged at both September 30, 2006 and December 31, 2005 had a carrying amount of $1.0 million and $1.1 million, respectively. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity .

(7)	Loans

Loans are summarized as follows (in thousands):

	September 30,	December 31,
	2006	2005
Mortgage loans:
Residential (1-4 family)	$133,116	$126,422
Commercial	52,637	52,748
Construction and land	5,283	3,317

Total Mortgage loans	191,036	182,487
Other loans:
Commercial	24,421	23,832
Automobile loans	18,349	18,321
Property improvement
and equipment	15,550	15,434
Other consumer	13,965	13,804

Total Other loans	72,285	71,391

Total Loans	$263,321	$253,878

Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Balance at beginning of period	$1,954	$2,295	$1,960	$2,000
Provision charged to operations	25	-	140	-
Loans charged off	(59)	(88)	(303)	(272)
Recoveries	30	31	153	510

Balance at end of period	$1,950	$2,238	$1,950	$2,238

     The Company's recorded investment in loans that are considered impaired totaled $318,000 and $211,000 at September 30, 2006 and December 31, 2005, respectively. These impaired loans carried allowances of $177,000 at September 30, 2006 and $127,000 as of year-end 2005. The average recorded investment in impaired loans was $309,000 and $252,000 in the first nine months of 2006 and 2005, respectively. The Company recognized no interest on impaired loans during the nine month periods ended September 30, 2006 and 2005.

     The principal balances of loans not accruing interest amounted to $1.1 million and $871,000 at September 30, 2006 and December 31, 2005, respectively. Loans 90 days past due and accruing interest amounted to $55,000 and $75,000 at September 30, 2006 and December 31, 2005, respectively. The differences between the amount of interest income that would have been recorded if n on-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the three months ended September 30, 2006 and 2005 was $52,300 and $45,200, respectively. There are no commitments to extend further credit on non-accruing loans.

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

	Three and nine months ended
	September 30, 2005
	(in thousands, except per share data)

Net income:	Three Months	Nine Months
As reported	$1,012	$2,621
Add: Stock based compensation expense included in net
income, net of related tax expense	8	24
Deduct: Total stock based compensation expense
determined under fair value method, net of related
tax expense	(17)	(51)
Pro forma	$1,003	$2,594

Basic earnings per share:
As reported	$0.10	$0.28
Pro forma	$0.10	$0.28

Diluted earnings per share:
As reported	$0.10	$0.27
Pro forma	$0.10	$0.27

On May 24, 2006, the Company's Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company's stock on that day. These options have a ten year life and vest ratably over a five year period, or immediately upon a recipient's death, disability or retirement. The fair value of the options granted is estimated at grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.52%, expected stock price volatility 8.247%, risk free interest rate 4.599% and an expected option life of 6.5 years. At date of grant, certain of the recipients were eligible for retirement or early retirement under the Company's defined benefit plan and accordingly, their option grants were immediately expensed, resulting in $ 350,000 of amortization being recorded in the second quarter of 2006. As of September 30, 2006, unrecognized compensation cost related to the remaining options was $ 221,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

Following is a summary of the Company's 2006 year to date stock option activity:

	Nine Months ended September 30, 2006
	( Dollars in thousands)
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

On May 24, 2006, the Company's Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period,

or immediately upon a recipient's death, disability or retirement. The grants awarded to individuals who were eligible for retirement or early retirement under the Company's defined benefit plan were expensed upon award, resulting in second quarter 2006 amortization expense related to this plan of $1.1 million. At September 30, 2006, the unrecognized compensation cost attributable to the remaining restricted stock awards was $977,000, which will be expensed over the remaining vesting period. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $2.2 million at September 30, 2006.

Compensation cost for the Company's stock option and restricted stock plans in the 2006 and 2005 third quarters was $74,000 and $0, respectively. For the nine months ended September 30, 2006 and 2005 compensation cost related to these plans was $1.6 million and $26,000, respectively.
(9)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended September 30,
	(in thousands)
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2006	2005	2006	2005
Service cost	$-	$-	$6	$8
Interest cost	106	104	34	37
Expected return on plan assets	(177)	(164)	-	-
Curtailment charge	-	-	-	-
Amortization	17	17	(2)	-

Net periodic pension cost	$(54)	$(43)	$38	$45

	Nine months ended September 30,
	(in thousands)
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2006	2005	2006	2005
Service cost	$-	$-	$18	$24
Interest cost	318	312	102	111
Expected return on plan assets	(531)	(492)	-	-
Curtailment charge	-	-	-	-
Amortization	51	51	(6)	-
Net periodic pension cost	$(162)	$(129)	$114	$135

In December of 2002, the Company's Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2006, the Company expects to make no contributions to the defined benefit pension plan.

Item 2. Managements' Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements included in this discussion and in future filings by Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") with the Securities and Exchange Commission, in Rome Bancorp press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Rome Bancorp wishes to caution readers not to place unduereliance on such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect Rome Bancorp actual results, and could cause Rome Bancorp actual financial performance to differ materially from that expressed in any forward-looking statement: (1) changes in the real estate market or local economy, (2) changes in interest rates, (3) changes in laws and regulations to which we are subject, and (4) competition in our primary market area. Rome Bancorp disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, whose sole business is conducted by its wholly owned subsidiary, Rome Savings Bank (the "Bank.") The Bank's principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long and short-term marketable securities and other liquid investments. Following its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

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

Net income for the third quarter of 2006 was $920,000, a decrease of 9.1% from the prior year's third quarter net income of $1.0 million. The significant factors and trends impacting the third quarter of 2006, which are discussed in greater depth below, were as follows:

  Net interest income decreased by $67,000, or 1.9%, from the same quarter last year as a result of a decline in interest earning assets. The Company's net interest margin increased from 4.74% in the third quarter of 2005 to 5.07% in the same quarter of 2006.

  Non-interest expense increased to $2.4 million in the third quarter of 2006 from $2.3 million in the same quarter of the prior year, primarily due to higher benefit costs and professional fees.

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

The Company's critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 2 to the consolidated financial statements reported on the Company's 2005 Annual Report on Form 10-K to obtain a better understanding of how our financial performance is reported.

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

	Average Balances, Interest and Average Yields
	For the three months ended September 30, 2006				For the three months ended September 30, 2005
		Interest	Average			Interest	Average
	Average	Income/	Yield/		Average	Income/	Yield/
	Balance	Expense	Cost		Balance	Expense	Cost
Assets:			(Dollars in thousands)
Interest-earning assets:
Loans	$255,331	$4,132	6.42%		$246,785	$3,815	6.13%
Securities (1)	6,373	91	5.67		15,194	200	5.22
Federal funds sold & other
Interest bearing deposits	6,144	74	4.76		31,647	260	3.27
Total interest-earnings assets	267,848	4,297	6.36		293,626	4,275	5.78
Noninterest-earning assets	25,150				18,196
Total assets	$292,998				$311,822
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$86,944	$165	0.75		$93,147	$176	0.75
Time deposits	66,344	585	3.50		66,700	468	2.79
Money market accounts	5,593	25	1.75		5,644	13	0.89
Other interest bearing deposits	11,602	19	0.65		10,721	22	0.82
Total interest-bearing deposits	170,483	794	1.85		176,212	679	1.53
Borrowings	8,971	79	3.49		9,707	85	3.47
Total interest-bearing liabilities	179,454	873	1.93		185,919	764	1.63
Noninterest-bearing deposits	28,624				27,385
Other liabilities	3,841				5,479
Total liabilities	211,919				218,783
Shareholders' equity	81,079				93,039
Total liabilities and shareholders' equity	292,998				$311,822
Net interest income		3,424				3,511
Tax equivalent adjustment on securities		(16)				(36)
Net interest income per consolidated
financial statements		$3,408				$3,475

Net interest rate spread			4.43%				4.15%
Net interest margin			5.07%				4.74%
Ratio of interest-earning assets to
interest-bearing liabilities			1.49	x			1.58	x
(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

	Average Balances, Interest and Average Yields
	For the nine months ended September 30, 2006				For the nine months ended September 30, 2005
		Interest	Average			Interest	Average
	Average	Income/	Yield/		Average	Income/	Yield/
	Balance	Expense	Cost		Balance	Expense	Cost
Assets:			(Dollars in thousands)
Interest-earning assets:
Loans	$253,480	$12,120	6.39%		$239,810	$11,045	6.16%
Securities (1)	9,005	367	5.44		16,433	621	5.05
Federal funds sold & other
Interest bearing deposits	18,946	650	4,58		25,915	567	2.93
Total interest-earnings assets	281,431	13,137	6.24		282,158	12,233	5.80
Noninterest-earning assets	20,641				17,423
Total assets	$302,072				$299,581
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$88,545	$497	0.75		$96,734	$532	0.74
Time deposits	67,111	1,662	3.31		67,527	1,329	2.63
Money market accounts	5,302	61	1.53		6,407	42	0.87
Other interest bearing deposits	11,408	53	0.62		9,958	48	0.64
Total interest-bearing deposits	172,366	2,273	1.76		180,626	1,951	1.44
Borrowings	9,049	238	3.52		12,444	310	3.33
Total interest-bearing liabilities	181,415	2,511	1.85		193,070	2,261	1.57
Noninterest-bearing deposits	28,238				27,399
Other liabilities	4,791				4,657
Total liabilities	214,444				225,126
Shareholders' equity	87,628				74,455
Total liabilities and shareholders' equity	$302,072				$299,581
Net interest income		10,626				9,972
Tax equivalent adjustment on securities		(62)				(116)
Net interest income per consolidated
financial statements		$10,564				$9,856

Net interest rate spread			4.39%				4.23%
Net interest margin			5.05%				4.73%
Ratio of interest-earning assets to
interest-bearing liabilities			1.55	x			1.46	x
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

$
	Rate Volume Analysis
	Three months ended September 30, 2006			Nine months ended September 30, 2006
	Compared to Three months ended September 30, 2005			Compared to Nine months ended September 30, 2005

	Increases (decreases) due to			Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net
		( in thousands)			(in thousands)
Assets:
Interest-earning assets:
Loans	$194	$124	$318	$463	$612	$1,075
Securities (1)	7	(116	(109)	27	(281)	(254)
Federal funds sold & other
Interest bearing deposits	23	(210)	(187)	235	(152)	83
Total interest-earnings assets	224	(202)	22	725	179	904

Interest-bearing liabilities:
Savings accounts	-	(12)	(12)	10	(45)	(35)
Time deposits	121	(3)	118)	341	(8)	333
Money market accounts	12	-	12	26	(7)	19
Other interest bearing deposits	(5)	2	(3)	(2)	7	5
Total interest-bearing deposits	128	(13)	115	375	(53)	322
Borrowings	-	(6)	(6)	12	(85)	(73)
Total interest-bearing liabilities	128	(19)	109	387	(138)	249

Net change in interest income (1)	$96	$(183)	$(87)	$338	$317	$655
(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005:

     Total assets at September 30, 2006 were $296.5 million, a decrease of $12.4 million from $308.9 million at December 31, 2005. Cash and federal funds decreased by $26.6 million in the first nine months of 2006 from $34.2 million at December 31, 2005 to $7.6 million at September 30, 2006 due to investments in treasury stock and bank owned life insurance and funding of loan production. Securities decreased by $4.7 million from $11.9 million to $7.2 million over the same period. The decrease in securities was attributable to the sale of shares in an equity mutual fund, as well as maturities in the investment portfolio.

     The Company's loan portfolio increased by $9.4 million, or 3.7%, during the first nine months of 2006 from $253.9 million at December 31, 2005 to $263.3 million at September 30, 2006. During the first nine months of 2006, the Company originated approximately $37.3 million of loans, as compared to approximately $49.5 million of loans o riginated in the same period of 2005. The majority of the loan originations for this year to date have been residential and commercial mortgage loans. Non-performing loans as a percentage of total loans increased to 0.43% at September 30, 2006, as compared to 0.37% at December 31, 2005. The allowance for loan losses as a percentage of total loans was 0.74% and 0.77% at September 30, 2006 and December 31, 2005, respectively. In addition, the allowance for loan losses as a percent of non-performing loans was 173.3% at September 30, 2006, compared to 207.0% at December 31, 2005.

      Total deposits decreased to $199.4 million at September 30, 2006 from $201.5 million at December 31, 2005, in part due to a competitive market for these funds. During the first nine months of 2006, savings deposits decreased by $2.9 million, or 3.3%. Balances of non-interest bearing balances increased by $ 859,000, or 2.9%, and money market deposits increased by $342,000, or 6.9%. Time deposits decreased by $335,000, or less than one percent, and the level of other interest bearing deposits stayed constant.

      In June of 2006, the Company invested in bank owned life insurance covering certain key employees. This $8.0 million investment is classified as an other asset, and is the reason for the increase in these assets from $5.3 million at December 31, 2005 to $13.7 million at September 30, 2006.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005

General

     During the three months ended September 30, 2006, the Company recorded net income of $920,000, compared to $1.0 million for the third quarter of 2005. The decrease in net income is comprised of a decrease in net interest income before loan loss provision of $67,000, an increase in the provision of loan losses of $25,000 and an increase in non-interest expense of $148,000, which were partially offset by a $49,000 increase in non-interest income and a $119,000 decrease in income tax expense.

     Diluted earnings per share were $0.11 per diluted share for both the quarters ended September 30, 2006 and 2005. Average diluted shares decreased to 8,313,604 for the third quarter of 2006 from 9,588,432 in the same period of 2005 due to the Company's stock buyback program.

Net Interest Income

     Net interest income before loan loss provision for the quarter ended September 30, 2006 decreased by $67,000, or 1.9%, as compared to the same quarter of 2005. This decrease is attributable to higher deposit interest expense and a lower average balance of earning assets, partially offset by increased yields on the Company's earning assets.

Interest Income

     Interest income increased to $4.3 million for the quarter ended September 30, 2006 from $4.2 million for the same quarter of 2005. Average loan balances for the third quarter of 2006 were $255.3 million, an increase of $8.5 million over the average outstanding loans for the third quarter of 2005. The yield on the Company's loan portfolio for the quarter ended September 30, 2006 was 6.42% in comparison to a yield of 6.13% for the same period last year. Interest income on securities declined $89,000 from $164,000 for the quarter ended September 30, 2005 to $75,000 for the quarter ended September 30, 2006. Comparatively, the average balance of securities declined by $8.8 million, or 57.9%, from the third quarter of 2005 to $6.4 million for the current quarter and the yield on the Company's securities increased from 5.22% to 5.67% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $ 186,000 to $74,000 for the quarter ended September 30, 2006 from the same quarter in 2005. Average balances of federal funds sold decreased by $25.5 million, to $6.1 million at September 30, 2006 from $31.6 million at September 30, 2005, as the Company has continued to invest the proceeds of its March 30, 2005 stock offering.

Interest Expense

     Interest expense increased to $ 873,000 in the quarter ended September 30, 2006 from $764,000 for the same quarter of 2005. Interest expense on deposits increased to $794,000 for the quarter ended September 30, 2006 from $679,000 for the quarter ended September 30, 2005, due to rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds decreased to $79,000 for the quarter ended September 30, 2006 from $85,000 for the comparative quarter of 2005 primarily due to a decrease in the average balance of borrowings to $9.0 million in the current quarter compared to $9.7 million in the third quarter of 2005.

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

Non-Interest Income and Non-Interest Expense

     Non-interest income increased $49,000 to $ 503,000 in the third quarter of 2006 from $454,000 in the same period of 2005. The increase is primarily attributable to earnings related to increases in cash surrender value of Bank-owned life insurance.

     Non-interest expense increased by $148,000 to $2.4 million in the current quarter compared to $2.3 million in the same period of 2005, primarily due to increased benefit costs and professional fee expenditures related to compliance with Section 404 of the Sarbanes Oxley Act.

     Income tax expense for the third quarter of 2006 decreased to $ 538,000 from $ 637,000 in the same period of 2005, directly due to the decrease in pre-tax income.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2006 and 2005

General

     During the nine months ended September 30, 2006, the Company recorded net income of $1.7 million compared to $2.6 million for the first nine months of 2005. The decrease in net income is comprised of a $ 140,000 increase in loan loss provision, a $113,000 decrease in non-interest income and a $1.9 million increase in non-interest expense, partially offset by an increase in net interest income before loan loss provision of $ 708,000 and a decrease of income tax expense of $ 508,000.

     Diluted earnings per share were $0.19 per diluted share for the nine months ended September 30, 2006 compared to $0.27 per diluted share for the same period of 2005. The decrease in earnings per share is attributable to the aforementioned reduction in net income, partially offset by a decrease in average outstanding diluted shares from 9,571,413 to 8,867,972.

Net Interest Income

     Net interest income before loan loss provision for the nine months ended September 30, 2006 increased by $ 708,000, or 7.2%, compared to the same period of 2005. This increase is attributable to growth in the Company's net interest margin.

Interest Income

     Interest income increased to $13.1 million for the nine months ended September 30, 2006 from $12.1 million for the same period of 2005. The increase in interest income was attributable an increase in overall yields to 6.24% from 5.80% over the same period. Average loan balances for the first nine months of 2006 were $253.5 million, an increase of $13.7 million over the average outstanding loans for the same period of 2005. The yield on the Company's loan portfolio for the nine months ended September 30, 2006 was 6.39% compared to a yield of 6.16% for the same period last year, reflecting increases in the current market interest rates. Interest income on securities declined $262,000 from $567,000 for the nine months ended September 30, 2005 to $305,000 for the nine months ended September 30, 2006. Comparatively, the average balance of securities declined by $7.4 million, or 45.1%, from the first nine months of 2005 to $9.0 million for the current year to date and the yield on the Company's securities increased from 5.05% to 5.44% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits increased by $145,000 to $ 650,000 for the first nine months of 2006 from the same period in 2005 due to increased yields which were partially offset by a decrease in average balances.

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

     Non-interest expense increased to $9.1 million in the first nine months of 2006 from $7.2 million in the same period of 2005, primarily due to higher benefit costs related to the Company's 2006 stock-based compensation plans and increased expenditures related to compliance with Section 404 of the Sarbanes-Oxley Act and strategic planning initiatives. In the second quarter of 2006, the Company granted stock options and restricted stock awards which are being accounted for using the fair value methodology of SFAS No. 123(R). Total 2006 year to date non-cash amortization expense related to these plans was $1.6 million, the majority of which was immediate expensing of options and stock grants made to individuals eligible for retirement under the provisions of the Company's defined benefit plan.

     Income tax expense for the first nine months of 2006 decreased to $1.1 million from $1.6 million in the same period of 2005, due to the decrease in pre-tax income.

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

     At September 30, 2006, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (Tier 1) capital at September 30, 2006 was $62.4 million, or 21.16% of adjusted assets. In order to be classified as "well-capitalized" by the OTS, the Bank is required to have leverage (Tier 1) capital of $14.7 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0% . At September 30, 2006, the Bank had a total risk-based capital ratio of 28.8%.

     The Company paid cash dividends of $0.075 per share during the three-month period ended September 30, 2006 totaling $ 626,000.

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

Off-Balance Sheet Arrangements

     The Company does not have any off- balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

     FASB Staff Position on FAS No. 115-1 and FAS No. 124-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments,” was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment is other-than-temporary, and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP became effective for reporting periods beginning after December 15, 2005 and its initial adoption of this statement had no material impact on the Company's consolidated financial statements.

     In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpr etation, which is effective for it on January 1, 2007.

     In September 2006, the Financial Accounting Standards Board issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. The funded status of a defined benefit pension plan is measured as the difference between plan assets at fair value and the plan's projected benefit obligation. Under SFAS 158, employers are required to measure plan assets and benefit obligations at the date of their fiscal year-end statement of financial position. SFAS 158 is effective for the Company at the end of the 2006 calendar year. Based on the projected benefit obligations of the Company's defined benefit plans and deferred compensation plan, which were last measured at December 31, 2005, the aggregate excess funded status of the Company's defined benefit postretirement plans at December 31, 2005 was $677,000. If the Company were required to adopt SFAS 158 based on its funded status at December 31, 2005, the Company would continue to recognize as an asset this overfunded position of the plan but would also derecognize an intangible asset for unrecognized net actuarial losses of approximately $1.5 million. The impact of this change would be recognized as an adjustment to other comprehensive loss of $900,000, which is net of a $600,000 tax benefit. Since the benefit obligations will not be measured until December 31, 2006, the Company cannot yet quantify the actual impact the adoption of SFAS 158 will have on its consolidated financial statements. Management is also evaluating the impact of SFAS 158 on the Company's liability for other post retirement benefits. This financial statement impact related to other post retirement benefits is not expected to be material.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108. This SAB expresses the SEC's views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years beginning after November 15, 200. Management is in the process of evaluating the effect on the Company’s financial statements of adoption of SAB No. 108.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There has been no material change in the Company's interest rate risk profile since December 31, 2005. For a more complete discussion of the Company's asset and liability management policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2005 Form 10-K.

Item 4. Controls and Procedures

     Management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company's common stock during the quarter ended September 30, 2006.

COMPANY PURCHASES OF EQUITY SECURITIES

				(d) Maximum
			(c) Total Number of	Number (or
			Shares (or Units)	Approximate
			Purchased as Part of	Dollar Value) of
			Publicly Announced	Shares (or Units)
			Plans or Programs	that may yet be
	(a) Total Number			Purchased under
	of Shares (or	(b) Average Price		the Plans or
	Units) Purchased	Paid per Share		Programs
		(or Unit)
Period
	-	-	-	357,100
July 1, 2006
through July 30,
2006

August 1, 2006	33,800	$12.77	33,800	323,300
through August
31, 2006

September 1,	45,100	$12.74	45,100	278,200
2006 through
September 30,
2006

Total	78,900	$12.75	78,900	278,200

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)
3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)
3.2	Bylaws of New Rome Bancorp, Inc. (1)
4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)
10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)
10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (1)
10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)
10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)
10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)
10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)
10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)
10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)
10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)
10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)
10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)
10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)
31.1	Rule 13a-14a/15d-14a Certification.
31.2	Rule 13a-14a/15d-14a Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.'s Proxy statement on Schedule 14A, filed with the Commission on March 29, 2006.

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