Form 10-Q
period 2007-03-31
ROME BANCORP INC
filed 2007-05-09
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

Indicate the number of shares outstanding of each class of issuer's classes of common stock as of the last practicable date:

Outstanding at
Class	May 4, 2007
Common Stock, par value $.01	8,424,483

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

				PAGE

PART I			FINANCIAL INFORMATION

ITEM	1	.	FINANCIAL STATEMENTS (unaudited):
			CONDENSED CONSOLIDATED BALANCE SHEET	3
			CONDENSED CONSOLIDATED STATEMENTS OF INCOME	4
			CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY	5
			AND COMPREHENSIVE INCOME
			CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6
			NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL	8
			STATEMENTS

ITEM	2	.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS	13
ITEM	3	.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20
ITEM	4	.	CONTROLS AND PROCEDURES	20

PART II			OTHER INFORMATION

ITEM	1	.	LEGAL PROCEEDINGS	21
ITEM	1	A.	RISK FACTORS	21
ITEM	2	.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21
ITEM	3	.	DEFAULTS UPON SENIOR SECURITIES	22
ITEM	4	.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
ITEM	5	.	OTHER INFORMATION	22
ITEM	6	.	EXHIBITS	22

			SIGNATURES	23

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
March 31, 2007 and December 31, 2006
(in thousands, except share data)

	(Unaudited) March 31, 2007	December 31, 2006
Assets

Cash and due from banks	$6,596	$6,769
Federal funds sold and other short-term investments	1,225	1,089
Total cash and cash equivalents	7,821	7,858
Securities available for sale, at fair value	4,008	4,319
Securities held to maturity (fair value of $1,175 and $1,175
at March 31, 2007 and December 31, 2006, respectively)	1,170	1,178
Federal Home Loan Bank Stock	1,534	1,344
Loans	268,730	264,537
Less: Allowance for loan loss	(1,974)	(1,965)
Net loans	266,756	262,572
Premises and equipment, net	6,406	6,072
Accrued interest receivable	1,080	1,094
Bank-owned life insurance	8,309	8,215
Other assets	5,861	6,107
Total assets	$302,945	$298,759

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$28,317	$28,042
Savings	85,612	84,089
Money market	6,192	5,123
Time	66,605	66,401
Other interest bearing	11,668	12,350
Total deposits	198,394	196,005
Borrowings	23,316	20,172
Other liabilities	5,109	5,551
Total liabilities	226,819	221,728

Shareholders' equity
Common Stock, $.01 par value; authorized: 30,000,000 shares;
issued and outstanding 9,876,983 and 8,476,983 shares at March 31,
2007 and 9,726,572 and 8,461,572 shares at December 31, 2006	99	97
Additional paid-in capital	61,300	60,712
Retained earnings	35,825	35,643
Accumulated other comprehensive income (loss)	(646)	(633)
Treasury stock; 1,400,000 shares at March 31, 2007 and 1,265,000 shares
at December 31, 2006	(18,026)	(16,307)
Unallocated shares of employee stock ownership plan (ESOP); 404,680
shares at March 31, 2007 and 416,171 shares at December 31, 2006	(2,426)	(2,481)
Total shareholders' equity	76,126	77,031
Total liabilities and shareholders' equity	$302,945	$298,759

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2007 and 2006
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2007	2006
Interest income:
Loans	$4,255	$3,977
Securities	75	130
Other short-term investments	14	300
Total interest income	4,344	4,407

Interest expense:
Deposits	782	704
Borrowings	263	81
Total interest expense	1,045	785

Net interest income	3,299	3,622

Provision for loan losses	-	115
Net interest income after provision for loan losses	3,299	3,507

Non-interest income:
Net gain on securities	-	11
Other	526	413
Total non-interest income	526	424

Non-interest expense:
Salaries and employee benefits	1,406	1,416
Building, occupancy and equipment	455	453
Other	661	769
Total non-interest expense	2,522	2,638

Income before income tax expense	1,303	1,293
Income tax expense	466	485
Net income	$837	$808

Basic earnings per share	$0.11	$0.09
Diluted earnings per share	$0.10	$0.09

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders Equity and Comprehensive Income
For the Three Months Ended March 31, 2007 and 2006
(in thousands, except share and per share data)(unaudited)

	Common stock	Additional Paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive Income (loss)	Unallocated ESOP shares

							Total
Balances at January 1, 2006	$97	$60,013	$35,983	$-	$85	$(2,700)	$93,478
Comprehensive income:
Net Income	-	-	808	-	-	-	808
Other comprehensive loss	-	-		-	(15)	-	(15)
Total comprehensive income							793
Dividends paid ($0.075 per share)	-	-	(692)	-	-	-	(692)
Exercise of stock options	-	116	-	-	-	-	116
ESOP shares released for
allocation (11,491 shares)		77	-	-	-	54	131
Balances at March 31, 2006	$97	$60,206	$36,099	$-	$70	$(2,646)	$93,826

Balances at January 1, 2007	$97	$60,712	$35,643	$(16,307)	$(633)	$(2,481)	$77,031
Comprehensive income:
Net Income	-	-	837	-	-	-	837
Other comprehensive loss	-	-	-	-	(13)	-	(13)
Total comprehensive income							824
Purchase of 135,000 treasury shares	-	-	-	(1,719)	-	-	(1,719)
Amortization of unearned compensation	-	64	-	-	-	-	64
Dividends paid ($0.08 per share)	-	-	(655)	-	-	-	(655)
Exercise of stock options	2	435	-	-	-	-	437
ESOP shares released for
allocation (11,491 shares)	-	89	-	-	-	55	144
Balances at March 31, 2007	$99	$61,300	$35,825	$(18,026)	$(646)	$(2,426)	$76,126

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(unaudited) (in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$837	$808
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	136	136
Decrease (Increase) in accrued interest receivable	14	(86)
Net gain on securities sold	-	(11)
Provision for loan losses	-	115
Net accretion on securities	(3)	(5)
Proceeds from sales of loans	645	65
Net gain on loans sold	(7)	(1)
Originations of loans held for sale	(638)	(64)
Decrease in other liabilities	(442)	(57)
Increase in cash surrender value of life insurance	(94)	-
Decrease in other assets	261	219
Allocation of ESOP shares	144	131
Amortization of unearned compensation	64	-
Net cash provided by operating activities	917	1,250

Cash flows from investing activities:
Net increase in loans	(4,184)	(998)
Proceeds from sales of securities available for sale	-	365
Proceeds from maturities and principal reductions of
securities available for sale	283	859
Purchases of Federal Home Loan Bank stock	(190)	6
Proceeds from maturities and principal reductions of
securities held to maturity	9	8
Additions to premises and equipment	(468)	(204)
Net cash (used in) provided by investing activities	(4,550)	36

Cash flows from financing activities:
Increase in time deposits	204	535
Increase in other deposits	2,185	3,839
Repayments of borrowings	(2,456)	(247)
Additional borrowings	5,600	-
Purchase of treasury stock	(1,719)	-
Dividends paid	(655)	(692)
Exercise of stock options	437	116
Net cash provided by financing activities	3,596	3,551

Net (decrease) increase in cash and cash equivalents	(37)	4,837
Cash and cash equivalents at beginning of period	7,858	34,235
Cash and cash equivalents at end of period	$7,821	$39,072

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
(unaudited) (in thousands)

	2007	2006
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Cash paid during the period for:
Interest	$1,053	$736
Income taxes	7	55

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) and The Rome Savings Bank (the “Bank”), a wholly-owned subsidiary of the Company, as of March 31, 2007 and December 31, 2006 and for the three month periods ended March 31, 2007 and 2006. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

     The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

      The data in the condensed consolidated balance sheet for December 31, 2006 was derived from the Company's 2006 Annual Report on Form 10-K. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the 2006 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10-K.

     Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

(2)  Earnings Per Share

     The following summarizes the computation of earnings per share for the three month periods ended March 31, 2007 and 2006.

Three months ended March 31
(in thousands, except share and per share data)

	Three months ended
	2007	2006
Basic earnings per share:
Income available to common shareholders	$837	$808
Weighted average basic shares outstanding	7,927	9,228

Basic earnings per share	$0.11	$0.09

Diluted earnings per share:
Income available to common shareholders	$837	$808
Weighted average basic shares outstanding	7,927	9,228
Effect of dilutive securities:
Stock options	51	168
Unearned compensation	98	-
Weighted average diluted shares outstanding	8,076	9,396

Diluted earnings per share	$0.10	$0.09

(3)  Other Comprehensive Income (Loss)

	Three months ended
	March 31,

	2007	2006
Pension and postretirement adjustments	$10	$-
Net change in unrealized gain (loss) on
available-for-sale securities arising during the period	(31)	(36)
Reclassification adjustment for net realized gain
included in net income	-	(11)
Other comprehensive loss, before tax	(21)	(25)
Deferred tax benefit	(8)	(10)

Other comprehensive loss	(13)	(15)
Net income	837	808
Total comprehensive income	$824	$793

(4)  Securities

     Securities are summarized as follows (in thousands):

	March 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
	Cost	value	cost	value
Available-for-sale:
U.S. Government agencies	$395	$408	$441	$455
State and municipal obligations	2,115	2,150	2,335	2,377
Mortgage-backed securities
FHLMC	321	324	336	339

Total debt securities	2,831	2,882	3,112	3,171

Equity and other securities	1,137	1,126	1,137	1,148

Total available for sale	$3,968	$4,008	$4,249	$4,319

Held-to-maturity:
U.S. Government securities	$1,001	$1,003	$1,001	$997
Mortgage-backed securities
GNMA	23	26	28	29
FHLMC	2	2	2	2
Other bonds	144	144	147	147

Total held to maturity	$1,170	$1,175	$1,178	$1,175

FHLB stock	$1,534	$1,534	$1,344	$1,344

Securities pledged at both March 31, 2007 and December 31, 2006 had a carrying amount of $1.0 million. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

(5)  Loans

     Loans are summarized as follows (in thousands):

	March 31, 2007	December 31 2006

Mortgage loans:
Residential (1-4 family)	$137,301	$135,078
Commercial	53,559	54,493
Construction and land	3,201	2,562

Total Mortgage loans	194,061	192,133
Other loans:
Commercial	26,278	24,189
Automobile loans	16,906	17,779
Property improvement
and equipment	15,258	15,536
Other consumer	16,227	14,900

Total Other loans	74,669	72,404

Total Loans	$268,730	$264,537

Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three months ended March 31,

	2007	2006

Balance at beginning of period	$1,965	$1,960
Provision charged to operations	-	115
Loans charged off	(29)	(161)
Recoveries	38	44

Balance at end of period	$1,974	$1,958

     The Company's recorded investment in loans that are considered impaired totaled $315,000 and $318,000 at March 31, 2007 and December 31, 2006, respectively. These impaired loans carried allowances of $134,000 at March 31, 2007 and $177,000 as of year-end 2006. The average recorded investment in impaired loans was $298,000 and $207,000 in the first quarter of 2007 and 2006, respectively. The Company recognized no interest on impaired loans during the three month periods ended March 31, 2007 and 2006.

     The principal balances of loans not accruing interest amounted to $1.1 million at both March 31, 2007 and December 31, 2006. Loans 90 days past due and accruing interest amounted to $2,000 and $8,000 at March 31, 2007 and December 31, 2006, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the three months ended March 31, 2007 and 2006 was $25,100 and $30,800, respectively. There are no commitments to extend further credit on non-accruing loans.

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

(6) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), ‘Share-Based Payment’ (FAS 123(R)), using the modified prospective method of transition. Under the provisions of FAS 123(R), the estimated fair value of share-based awards granted is recognized as compensation expense over the service period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of FAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. The Company had no unvested stock options outstanding at the date of adoption

On May 24, 2006, the Company's Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company's stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. The fair value of the options granted is estimated at grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.52%, expected stock price volatility 8.25%, risk free interest rate 4.60% and an expected option life of 6.5 years. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of March 31, 2007, unrecognized compensation cost related to these options was $208,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

     Following is a summary of the Company's 2007 year to date stock option activity:

	Three Months ended March 31, 2007
	( Dollars in thousands)
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, beginning of period	524,891	$ 9.37	$ 0.94
Exercised	(150,411)	2.19	0.94
Granted	-	-	-
Options outstanding at end of period	374,480	$ 12.26	$ 1.75
Options exercisable at end of period	20,480	$ 2.19	$ 0.94

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2007 was $206,000. The intrinsic value of options exercised during the quarters ended March 31, 2007 and March 31, 2006 was $1.6 million and $241,000, respectively.

On May 24, 2006, the Company's Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period, or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 RRP awards was expensed immediately. At March 31, 2007, the unrecognized compensation cost attributable to restricted stock awards was $872,000. No restricted stock grants vested in the current quarter. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $2.1 million at March 31, 2007.

Compensation cost for the Company's stock option plans in the 2007 and 2006 first quarters was $12,000 and $0, respectively. For the three months ended March 31, 2007 and 2006 compensation cost related to the restricted stock plan was $52,000 and $0, respectively.

(7)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended March 31,
	(in thousands)
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2007	2006	2007	2006
Service cost	$-	$-	$6	$6
Interest cost	108	106	35	34
Expected return on plan assets	(184)	(177)	-	-
Amortization	10	17	(2)	(2)

Net periodic pension cost	$(66)	$(54)	$39	$38

In December of 2002, the Company's Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2006, the Company expects to make no contributions to the defined benefit pension plan.

(8)	Recent Accounting Pronouncements

In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the potential impact of SFAS 159.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. FIN 48 is effective for taxes years beginning after December 15, 2006. The adoption of this standard had no effect on the Company's financial statements.

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

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, whose sole business is conducted by its wholly owned subsidiary, Rome Savings Bank (the "Bank.") The Bank's principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long and short-term marketable securities and other liquid investments. Since its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

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

Net income for the first quarter of 2007 was $837,000, an increase of 3.6% over the prior year's first quarter net income of $808,000. The significant factors and trends impacting the first quarter of 2007, which are discussed in greater depth below, were as follows:

  Net interest income decreased by $323,000 or 8.9% from the same quarter last year as a result of decreases in levels of average earning assets and an increase in interest expense.
  Due to favorable loan loss experience and continued strong asset quality, the Company recorded no provision for loan losses in the current quarter, as compared to a provision of $115,000 in the same quarter of the prior year.
  Non-interest income increased by $102,000, or 24.1%, over the first quarter 2006 levels primarily due to a increases in cash surrender value on bank-owned life insurance.
  Non-interest expense decreased to $2.5 million in the first quarter of 2007 from $2.6 million for the same quarter of 2006.

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

The Company's critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, we encourage the reader to review each of the policies included in Note 2 to the consolidated financial statements reported on the Company's 2006 Annual Report on Form 10-K to obtain a better understanding of how our financial performance is reported.

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

	Average Balances, Interest and Average Yields
	For the three months ended March 31, 2007 For the three months ended March 31, 2006
		Interest Income/	Average Yield/ Cost			Interest Income/ Expense	Average Yield/ Cost
	Average Balance				Average Balance

Assets:			(Dollars in thousands)
Interest-earning assets:
Loans	$263,917	$4,255	6.54%		$252,306	$3,977	6.39%
Securities (1)	6,781	90	5.38		11,125	155	5.66
Federal funds sold & other
interest bearing deposits	1,170	14	4.81		28,141	300	4.32
Total interest-earnings assets	271,868	4,359	6.50		291,572	4,432	6.16
Noninterest-earning assets	27,527				16,630
Total assets	$299,395				$308,202
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$84,388	$115	0.55		$89,773	$166	0.75
Time deposits	66,197	625	3.83		66,385	508	3.10
Money market accounts	5,648	27	1.95		5,377	13	1.03
Other interest bearing deposits	10,796	15	0.58		11,249	17	0.61
Total interest-bearing deposits	167,029	782	1.90		172,784	704	1.65
Borrowings	22,388	263	4.76		9,214	81	3.55
Total interest-bearing liabilities	189,417	1,045	2.24		181,998	785	1.75
Noninterest-bearing deposits	27,650				27,822
Other liabilities	5,106				4,715
Total liabilities	222,173				214,535
Shareholders' equity	77,222				93,667
Total liabilities and shareholders' equity	$299,395				$308,202
Net interest income		3,314				3,647
Tax equivalent adjustment on securities		(15)				(25)
Net interest income per consolidated financial statements		$3,299				$3,622

Net interest rate spread			4.26%				4.42%
Net interest margin			4.94%				5.07%
Ratio of interest-earning assets to
interest-bearing liabilities			1.44	x			1.60	x

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

	Three months ended March 31, 2007
	Compared to Three months ended March 31, 2006

	Increases (decreases) due to
	Rate	Volume	Net
	(in thousands)
Assets:
Interest-earning assets:
Loans	$91	$187	$278
Securities (1)	(4)	(61)	(65)
Federal funds sold & other
Interest bearing deposits	1	(287)	(286)
Total interest-earnings assets	88	(161)	(73)

Interest-bearing liabilities:
Savings accounts	(41)	(10)	(51)
Time deposits	118	(1)	117
Money market accounts	13	-	13
Other interest bearing deposits	(1)	-	(1)
Total interest-bearing deposits	89	(11)	78
Borrowings	67	115	182
Total interest-bearing liabilities	156	104	260

Net change (1)	$(68)	$(265)	$(333)

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006:

     Total assets at March 31, 2007 were $302.9 million, an increase of $4.1 million over assets of $298.8 million at December 31, 2006. The growth is attributable to the Company's loan portfolio which increased by $4.2 million, or 1.6%, during the first three months of 2007 from $264.5 million at December 31, 2006 to $268.7 million at March 31, 2007. During the first three months of 2007, the Company originated approximately $14.7 million of loans, as compared to approximately $9.6 million of loans originated in the same period of 2006. The majority of the loan originations for this year to date have been residential mortgage loans and installment loans. Non-performing loans as a percentage of total loans decreased slightly to 0.41% at March 31, 2007 from 0.42% at December 31, 2006. The allowance for loan losses as a percentage of total loans was 0.73% and 0.74% at March 31, 2007 and December 31, 2006, respectively. In addition, the allowance for loan losses as a percent of non-performing loans was 179.3% at March 31, 2007, compared to 178.0% at December 31, 2006.

     Total deposits increased to $198.4 million at March 31, 2007 from $196.0 million at December 31, 2006. During the first three months of 2007, savings deposits increased by $1.5 million, or 1.8%, and money market balances increased by $1.1 million, or 20.9% . Balances of non-interest bearing balances increased by $275,000 or 1.0%, while time deposits increased by $204,000, or less than one percent. Other interest bearing deposits decreased by $682,000, or 5.5%, during the first quarter of 2007.

      FHLB borrowings increased from $20.2 million at December 31, 2006 to $23.3 million at the end of the current quarter. The incremental borrowings were used to fund loan growth and repurchase the Company's stock.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006

General

      During the three months ended March 31, 2007, the Company recorded net income of $837,000, compared to $808,000 for the first quarter of 2006. The increase in net income is comprised of a decrease in the provision of loan losses of $115,000, a $102,000 increase in non-interest income, a decrease in non-interest expense of $116,000, and a $19,000 decrease in income tax expense, partially offset by a decrease in net interest income of $323,000.

     Diluted earnings per share were $0.10 per diluted share for the quarter ended March 31, 2007 compared to $0.09 for the same quarter of 2006. Average diluted shares decreased to 8,076,802 for the first quarter of 2007 from 9,396,254 in the same period of 2006 due to the Company's stock repurchases over the past four quarters.

Net Interest Income

      Net interest income before loan loss provision for the quarter ended March 31, 2007 decreased by $323,000, or 8.9%, as compared to the same quarter of 2006. This decrease is attributable to higher deposit and borrowing interest expense and a lower average balance of earning assets, partially offset by increased yields on the Company's earning assets.

Interest Income

     Interest income decreased to $4.3 million for the quarter ended March 31, 2007 from $4.4 million for the same quarter of 2006. Average loan balances for the first quarter of 2007 were $263.9 million, an increase of $11.6 million over the average outstanding loans for the first quarter of 2006. The yield on the Company's loan portfolio for the quarter ended March 31, 2007 increased to 6.54% from a yield of 6.40% for the same period last year. Interest income on securities declined $55,000 from $130,000 for the quarter ended March 31, 2006 to $75,000 for the quarter ended March 31, 2007. Comparatively, the average balance of securities declined by $4.3 million, or 39.0%, from the first quarter of 2006 to $6.8 million for the current quarter while the yield on the Company's securities decreased from 5.66% to 5.38% . Finally, interest income on federal funds sold and other interest bearing deposits decreased by $286,000 to $14,000 for the quarter ended March 31, 2007 from the same quarter in 2006. Average balances of federal funds sold decreased by $26.9 million, to $1.2 million at March 31, 2007 from $28.1 million at March 31, 2006, due to the Company's investments in Bank-owned life insurance, purchases of treasury stock and loan portfolio funding over the past year.

Interest Expense

     Interest expense increased to $1.0 million in the quarter ended March 31, 2007 from $785,000 for the same quarter of 2006. Interest expense on deposits increased to $782,000 for the quarter ended March 31, 2007 from $704,000 for the quarter ended March 31, 2006, due to rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds increased to $263,000 for the quarter ended March 31, 2007 from $81,000 for the comparative quarter of 2006 primarily due to an increase in the average balance of borrowings to $22.4 million in the current quarter compared to $9.2 million in the first quarter of 2006. The increased debt level was used to finance growth in the loan portfolio, and the aforementioned investment in Bank-owned life insurance and treasury stock. The cost of these funds increased to 4.76% in the first quarter of 2007, compared to 3.55% in the same period of 2006, due to increases in borrowing rates.

Provision for Loan Losses

      The Company recorded no provision for loan losses in the first quarter of 2007 compared to a provision of $115,000 in the first quarter of 2006. During the current quarter, loan recoveries exceeded loan charge-offs by $9,000, compared to net charge-offs of $117,000 in the first quarter of 2006. Asset quality remained favorable at March 31, 2007 with non-performing loans as a percent of loans of 0.41% and the allowance for loan losses as a percent of non-performing loans of 179.3% at March 31, 2007, compared to 0.42% and 178.0%, respectively, at December 31, 2006. The allowance for loan losses as a percentage of loans was at 0.73% at March 31, 2007 compared to 0.74% at December 31, 2006.

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

Non-Interest Income and Non-Interest Expense

     Non-interest income increased $102,000 to $526,000 in the first quarter of 2007 from $424,000 in the same period of 2006. The increase is primarily attributable to earnings related to increases in cash surrender value of Bank-owned life insurance totaling $94,000. In the first quarter of 2006 the Company realized a $11,000 gain on the sale of an investment security; no securities were sold in the first quarter of 2007.

     Non-interest expense decreased by $116,000 to $2.5 million in the current quarter compared to $2.6 million in the same period of 2006, primarily due to decreases in legal, professional fee and promotional expenditures in the current quarter.

     Income tax expense for the first quarter of 2007 decreased to $466,000 from $485,000 in the same period of 2006, due to the increases in tax exempt income in the current quarter resulting from the Company's investment in Bank-owned life insurance.

Liquidity and Capital Resources

     The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $62.7 million. At March 31, 2007, the Bank had outstanding borrowings of $15.2 million on this line of credit, as well as outstanding advances and amortizing notes totaling $8.1 million.

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

     The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the three months ended March 31, 2007, the Company originated loans of approximately $14.7 million, compared to $9.6 of loans originated in the first three months of 2006.

     At March 31, 2007, the Company had loan commitments to borrowers of approximately $12.9 million, and available letters and lines of credit of approximately $18.7 million.

     Time deposit accounts scheduled to mature within one year were $44.0 million at March 31, 2007. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as we monitor our liquidity needs. Therefore, in order to minimize its cost of funds, we may consider additional borrowings from the Federal Home Loan Bank in the future.

     At March 31, 2007, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (Tier 1) capital at March 31, 2007 was $64.3 million, or 21.23% of adjusted assets. In order to be classified as "well-capitalized" by the OTS, the Bank is required to have leverage (Tier 1) capital of $15.1million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0% . At March 31, 2007, the Bank had a total risk-based capital ratio of 28.86% .

     The Company paid cash dividends of $0.08 per share during the three-month period ended March 31, 2007 totaling $655,000.

     During the first quarter of 2007, the Company's Board of Directors authorized the repurchase of 423,000 of the Company's outstanding common shares over the following twelve month period. Through March 31, 2007, $1.7 million was expended to repurchase 135,000 shares.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There has been no material change in the Company's interest rate risk profile since December 31, 2006. For a more complete discussion of the Company's asset and liability management policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2006 Form 10-K.

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

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1 A.	Risk Factors
There have been no material changes to the Company’s risk factors previously disclosed in the Company’s Form 10-K for the year ending December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

      The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company's common stock during the quarter ended March 31, 2007.

COMPANY PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
Period
January 1, 2007	-	-	-	423,000
through January
31, 2007
February 1, 2007	75,000	$12.78	75,000	348,000
through February
28, 2007
March 1, 2007	60,000	$12.67	60,000	288,000
through March
31, 2007
Total	135,000	$12.73	135,000	288,000

Item	3	.	Defaults Upon Senior Securities
			None.

Item	4	.	Submission of Matters to a Vote of Security Holders
			None.

Item	5	.	Other Information
			None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)
3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)
3.2	Bylaws of New Rome Bancorp, Inc. (1)
4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)
10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)
10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (1)
10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)
10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)
10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)
10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)
10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)
10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)
10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)
10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)
10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)
10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)
31.1	Rule 13a-14a/15d-14a Certification.
31.2	Rule 13a-14a/15d-14a Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

______________________
(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.'s Form S-8 filed with the commission on May 19, 2006, as amended.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board,	May 7, 2007
Charles M. Sprock	President and Chief
Executive Officer
(Principal Executive Officer)

/s/David C. Nolan	Executive Vice President	May 7, 2007
David C. Nolan	and Chief Financial
Officer (Principal
Financial Officer)