Form 10-Q
period 2007-06-30
ROME BANCORP INC
filed 2007-08-06
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ___                          Accelerated filer _X__                          Non-accelerated filer __

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)           Yes __    No _X_

          Indicate the number of shares outstanding of each class of issuer's classes of common stock as of the last practicable date:

Outstanding at
Class	August 3, 2007
Common Stock, par value $.01	8,193,926

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited):
	CONDENSED CONSOLIDATED BALANCE SHEET	3
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	4
	CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY	5
	AND COMPREHENSIVE INCOME
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL	8
	STATEMENTS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	23

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	23
ITEM 1A.	RISK FACTORS	23
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24
ITEM 5.	OTHER INFORMATION	25
ITEM 6.	EXHIBITS	25

	SIGNATURES	26

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
June 30, 2007 and December 31, 2006
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2007	2006
Assets

Cash and due from banks	$8,020	$6,769
Federal funds sold and other short-term investments	1,127	1,089
Total cash and cash equivalents	9,147	7,858
Securities available for sale, at fair value	3,394	4,319
Securities held to maturity (fair value of $1,156 and $1,175
at June 30, 2007 and December 31, 2006, respectively)	1,167	1,178
Federal Home Loan Bank Stock	1,629	1,344
Loans	274,623	264,537
Less: Allowance for loan loss	(1,958)	(1,965)
Net loans	272,665	262,572
Premises and equipment, net	6,648	6,072
Accrued interest receivable	1,087	1,094
Bank-owned life insurance	8,401	8,215
Other assets	6,757	6,107
Total assets	$310,895	$298,759

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$32,506	$28,042
Savings	82,632	84,089
Money market	7,299	5,123
Time	70,775	66,401
Other interest bearing	12,561	12,350
Total deposits	205,773	196,005
Borrowings	24,957	20,172
Other liabilities	5,510	5,551
Total liabilities	236,240	221,728

Shareholders' equity
Common Stock, $.01 par value; authorized: 30,000,000 shares;
issued and outstanding: 9,881,983 and 8,335,811 shares at June 30,
2007 and 9,726,572 and 8,461,572 shares at December 31, 2006	99	97
Additional paid-in capital	61,483	60,712
Retained earnings	35,931	35,643
Accumulated other comprehensive income (loss)	(635)	(633)
Treasury stock; 1,546,172 shares at June 30, 2007 and 1,265,000 shares
at December 31, 2006	(19,852)	(16,307)
Unallocated shares of employee stock ownership plan (ESOP); 393,189
shares at June 30, 2007 and 416,171 shares at December 31, 2006	(2,371)	(2,481)
Total shareholders' equity	74,655	77,031
Total liabilities and shareholders' equity	$310,895	$298,759

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2007 and 2006
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Interest income:
Loans	$4,330	$4,011	$8,585	$7,988
Securities	76	100	152	230
Other short-term investments	14	276	27	576
Total interest income	4,420	4,387	8,764	8,794

Interest expense:
Deposits	859	774	1,641	1,479
Borrowings	284	79	547	159
Total interest expense	1,143	853	2,188	1,638

Net interest income	3,277	3,534	6,576	7,156

Provision for loan losses	-	-	-	115
Net interest income after provision for loan losses	3,277	3,534	6,576	7,041

Non-interest income:
Net gain on securities transactions	11	-	11	11
Other	544	466	1,071	879
Total non-interest income	555	466	1,082	890

Non-interest expense:
Salaries and employee benefits	1,451	2,769	2,857	4,185
Building, occupancy and equipment	475	457	930	909
Other	735	811	1,397	1,581
Total non-interest expense	2,661	4,037	5,184	6,675

Income (loss) before income tax expense	1,171	(37)	2,474	1,256
Income tax expense	424	41	890	526
Net income (loss)	$747	$(78)	$1,584	$730

Basic earnings (loss) per share	$0.10	$(0.01)	$0.20	$0.08
Diluted earnings (loss) per share	$0.09	$(0.01)	$0.20	$0.08

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2007 and 2006
(in thousands, except share and per share data)(unaudited)

						Accumulated
		Additional				other	Unallocated
	Common	Paid-in		Retained	Treasury	comprehensive	ESOP
	stock	Capital		earnings	Stock	Income (loss)	shares		Total
Balances at January 1, 2006	$97	$60,013		$35,983	$-	$85	$(2,700)		$93,478
Comprehensive income:
Net Income		-	-	730	-	-	-	-	730
Other comprehensive loss		-	-	-	-	(47)	-	-	(47)
Total comprehensive income									683
Purchase of 1,025,900 treasury shares			-	-	(13,234)	-			(13,234)
Transfer of treasury shares to RRP plan		(1,511)		-	1,511	-			-
Amortization of unearned compensation		1,489		-	-	-			1,489
Dividends paid ($0.15 per share)		-	-	(1,385)	-	-	-	-	(1,385)
Exercise of stock options	-		186	-	-	-		-	186
ESOP shares released for
allocation (22,982 shares)			167	-	-	-		109	276
Balances at June 30, 2006	$97	$60,344		$35,328	$(11,723)	$38	$(2,591)		$81,493

Balances at January 1, 2007	$97	$60,712		$35,643	$(16,307)	$(633)	$(2,481)		$77,031
Comprehensive income:
Net Income	-		-	1,584	-	-		-	1,584
Other comprehensive loss	-		-	-	-	(2)		-	(2)
Total comprehensive income									1,582
Purchase of 281,172 treasury shares	-		-	-	(3,545)	-		-	(3,545)
Amortization of unearned compensation	-		129	-	-	-		-	129
Dividends paid ($0.16 per share)	-		-	(1,296)	-	-		-	(1,296)
Exercise of stock options	2		466	-	-	-		-	468
ESOP shares released for
allocation (22,982 shares)	-		176	-	-	-		110	286
Balances at June 30, 2007	$99	$61,483		$35,931	$(19,852)	$(635)	$(2,371)		$74,655

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(unaudited) (in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$1,584	$730
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	289	268
Decrease in accrued interest receivable	7	40
Net gain on securities sold	(11)	(11)
Provision for loan losses	-	115
Loss on disposal of fixed asset	-	7
Net accretion on securities	(3)	(6)
Proceeds from sales of loans	976	543
Net gain on loans sold	(11)	(8)
Originations of loans held for sale	(965)	(535)
(Decrease) increase in other liabilities	(41)	238
Increase in cash surrender value of life insurance	(186)	(31)
Increase in other assets	(634)	(676)
Allocation of ESOP shares	286	276
Amortization of unearned compensation	129	1,489
Net cash provided by operating activities	1,420	2,439

Cash flows from investing activities:
Net increase in loans	(10,093)	(2,612)
Purchase of Bank owned life insurance	-	(8,000)
Proceeds from sales of securities available for sale	357	365
Proceeds from maturities and principal reductions of
securities available for sale	560	4,087
Purchases of Federal Home Loan Bank stock	(285)	(37)
Proceeds from maturities and principal reductions of
securities held to maturity	12	232
Additions to premises and equipment	(862)	(709)
Net cash used in investing activities	(10,311)	(6,674)

Cash flows from financing activities:
Increase in time deposits	4,374	2,790
Increase (decrease) in other deposits	5,394	(252)
Repayments of borrowings	(2,415)	(497)
Additional borrowings	7,200	-
Purchase of treasury stock	(3,545)	(13,234)
Dividends paid	(1,296)	(1,385)
Exercise of stock options	468	186
Net cash provided by (used in) financing activities	10,180	(12,392)

Net increase (decrease) in cash and cash equivalents	1,289	(16,627)
Cash and cash equivalents at beginning of period	7,858	34,235
Cash and cash equivalents at end of period	$9,147	$17,608

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(unaudited) (in thousands)

	2007	2006
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfer of loans to other real estate	-	$54
Cash paid during the period for:
Interest	$2,196	1,639

Income taxes	707	925

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)     The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of June 30, 2007 and December 31, 2006 and for the three and six month periods ended June 30, 2007 and 2006. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

(2) Earnings Per Share

          The following summarizes the computation of earnings per share for the three and six month periods ended June 30, 2007 and 2006.

(in thousands, except share and per share data)

	Three months ended		Six months ended
	2007	2006	2007	2006
Basic earnings per share:
Income (loss) available to common shareholders	$747	$(78)	$1,584	$730
Weighted average basic shares outstanding	7,854	8,766	7,891	8,996

Basic earnings (loss) per share	$0.10	$(0.01)	$0.20	$0.08

Diluted earnings per share:
Income (loss) available to common shareholders	$747	$(78)	$1,584	$730
Weighted average basic shares outstanding	7,854	8,766	7,891	8,996
Effect of dilutive securities:
Stock options	6	140	32	154
Restricted stock awards	45	-	93	-
Weighted average diluted shares outstanding	7,905	8,906	8,016	9,150

Diluted earnings (loss) per share	$0.09	$(0.01)	$0.20	$0.08

(3) Other Comprehensive Income (Loss)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Pension and postretirement adjustments	$9	$-	$17	$-
Net change in unrealized gain (loss) on
available-for-sale securities arising during the period	(2)	52	(31)	(89)
Reclassification adjustment for net realized gain
included in net income	(11)	-	(11)	(11)
Other comprehensive income (loss), before tax	18	52	(3)	(78)
Deferred tax expense (benefit)	7	21	(1)	(31)

Other comprehensive income (loss)	11	31	(2)	(47)
Net income (loss)	747	(78)	1,584	730
Total comprehensive income (loss)	$758	$(47)	$1,582	$683

(4)      Securities

          Securities are summarized as follows (in thousands):

	June 30, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
	Cost	value	cost	value

Available-for-sale:
U.S. Government agencies	$51	$51	$441	$455
State and municipal obligations	1,855	1,881	2,335	2,377
Mortgage-backed securities
FHLMC	302	304	336	339

Total debt securities	2,208	2,236	3,112	3,171

Equity and other securities	1,137	1,158	1,137	1,148

Total available for sale	$3,345	$3,394	$4,249	$4,319

Held-to-maturity:
U.S. Government securities	$1,001	$989	$1,001	$997
Mortgage-backed securities
GNMA	21	22	28	29
FHLMC	1	1	2	2
Other bonds	144	144	147	147

Total held to maturity	$1,167	$1,156	$1,178	$1,175

FHLB stock	$1,629	$1,629	$1,344	$1,344

Securities pledged at both June 30, 2007 and December 31, 2006 had a carrying amount of $1.0 million. These securities collateralize Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

(5)      Loans

          Loans are summarized as follows (in thousands):

	June 30,	December 31,
	2007	2006
Mortgage loans:
Residential (1-4 family)	$142,825	$135,078
Commercial	52,586	54,493
Construction and land	3,090	2,562

Total Mortgage loans	198,501	192,133
Other loans:
Commercial	27,207	24,189
Automobile loans	16,640	17,779
Property improvement
and equipment	15,504	15,536
Other consumer	16,771	14,900

Total Other loans	76,122	72,404

Total Loans	$274,623	$264,537

          Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance at beginning of period	$1,974	$1,958	$1,965	$1,960
Provision charged to operations	-	-	-	115
Loans charged off	(48)	(83)	(77)	(244)
Recoveries	32	79	70	123

Balance at end of period	$1,958	$1,954	$1,958	$1,954

          The Company's recorded investment in loans that are considered impaired totaled $225,000 and $318,000 at June 30, 2007 and December 31, 2006, respectively. These impaired loans carried allowances of $123,000 at June 30, 2007 and $177,000 as of year-end 2006. The average recorded investment in impaired loans was $258,000 and $358,000 in the first six months of 2007 and 2006, respectively. The Company recognized no interest on impaired loans during the three and six month periods ended June 30, 2007 and 2006.

          The principal balances of loans not accruing interest amounted to $1.1 million at both June 30, 2007 and December 31, 2006. Loans 90 days past due and accruing interest amounted to $213,000 and $8,000 at June 30, 2007 and December 31, 2006, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the six months ended June 30, 2007 and 2006 was $50,800 and $48,800, respectively. There are no commitments to extend further credit on non-accruing loans.

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

(6) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), ‘Share-Based Payment’ (FAS 123(R)), using the modified prospective method of transition. Under the provisions of FAS 123(R), the estimated fair value of share-based awards granted is recognized as compensation expense over the service period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of FAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. The Company had no unvested stock options outstanding at the date of adoption

On May 24, 2006, the Company's Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company's stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. The fair value of the options granted is estimated at grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.52%, expected stock price volatility 8.25%, risk free interest rate 4.60% and an expected option life of 6.5 years. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of June 30, 2007, unrecognized compensation cost related to these options was $196,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

     Following is a summary of the Company's 2007 year to date stock option activity:

	Six Months ended June 30, 2007
	( Dollars in thousands)
		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Fair Value
Options outstanding, beginning of period	524,892	$9.37	$1.45
Exercised	(155,411)	2.19	0.94
Granted	-	-	-
Options outstanding at end of period	369,481	$12.39	$1.66
Options exercisable at end of period	86,281	$10.93	$1.56

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2007 was $117,000. The intrinsic value of options exercised during the quarters ended June 30, 2007 and June 30, 2006 was

$51,000 and $241,000, respectively. The intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $1.6 million and $359,000, respectively

On May 24, 2006, the Company's Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees (RRP Plan) . These shares vest to the recipients ratably over a five year period, or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 RRP awards was expensed immediately. At June 30, 2007, the unrecognized compensation cost attributable to restricted stock awards was $820,000. One fifth of the 2006 restricted stock grants, or 33,660 shares, vested in the current quarter. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $1.7 million at June 30, 2007.

Compensation cost for the Company's stock option plans in the 2007 and 2006 second quarters was $12,000 and $357,000, respectively. For the six months ended June 30, 2007 and 2006 compensation cost related to the stock option plans was $25,000 and $357,000, respectively. Compensation cost for the Company's restricted stock plans in the 2007 and 2006 second quarters was $52,000 and $1.1 million, respectively. For the six months ended June 30, 2007 and 2006 compensation cost related to the restricted stock plans was $105,000 and $1.1 million, respectively.

(7)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following (in thousands):

	Three months ended June 30,
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2007	2006	2007	2006
Service cost	$-	$-	$6	$6
Interest cost	108	106	35	34
Expected return on plan assets	(184)	(177)	-	-
Amortization	10	17	(2)	(2)

Net periodic pension cost	$(66)	$(54)	$39	$38

	Six months ended June 30,
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2007	2006	2007	2006
Service cost	$-	$-	$12	$12
Interest cost	216	212	70	68
Expected return on plan assets	(368)	(354)	-	-
Amortization	20	34	(4)	(4)

Net periodic pension cost	$(132)	$(108)	$78	$76

In December of 2002, the Company's Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2007, the Company expects to make no contributions to the defined benefit pension plan.

(8)	Recent Accounting Pronouncements

In February of 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s second fiscal year after November 15, 2007. The Company is in the process of analyzing the potential impact of SFAS 159.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at either January 1, 2007 or June 30, 2007.

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

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, whose sole business is conducted by its wholly owned subsidiary, Rome Savings Bank (the "Bank.") The Bank's principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long- and short-term marketable securities and other liquid investments. Since its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

Overview

The Bank's results of operations depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and investments and the interest it pays on its deposits and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-bearing assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Bank's operations are also affected by non-interest income, such as service fees and gains and losses on sales of securities, the provision for loan losses and non-interest expense such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. Financial institutions in general, including the Bank, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and funds availability. The Bank's operations and lending are principally concentrated in the Central New York area, and therefore its operations and earnings are influenced by the economics of the area it operates in. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Bank's primary market area.

Net income for the second quarter of 2007 was $747,000, an increase of $825,000 over the prior year's second quarter net loss of $78,000. The significant factors and trends impacting the second quarter of 2007, which are discussed in greater depth below, were as follows:

  Net interest income decreased by $257,000 or 7.3% from the same quarter last year as a result of decreases in levels of average earning assets and an increase in interest expense.

  Non-interest income increased by $89,000, or 19.1%, over the second quarter 2006 levels primarily due to increases in cash surrender value on bank-owned life insurance.

  Non-interest expense decreased to $2.7 million in the second quarter of 2007 from $4.0 million in the same quarter of 2006. 2006 second quarter non-interest expense was negatively impacted by the immediate expensing of stock-based compensation grants to recipients who were eligible for retirement at the date of grant.

  Income tax expense increased to $424,000 in the second quarter of 2007 from $41,000 in the same period last year in relation to the increase in pre-tax income.

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

Average Balances, Interest and Average Yields
For the three months ended June 30, 2007	For the three months ended June 30, 2006
Interest	Average	Interest	Average
Average	Income/	Yield/	Average	Income/	Yield/
Balance	Cost	Balance	Expense	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$267,700	$4,330	6.49%	$252,772	$4,011	6.37%
Securities (1)	5,560	90	6.44	8,305	121	5.82
Federal funds sold & other
interest bearing deposits	1,054	14	5.14	22,795	276	4.85
Total interest-earnings assets	274,314	4,434	6.48	283,872	4,408	6.23
Noninterest-earning assets	29,144	20,048
Total assets	$303,458	$303,920
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$83,721	$115	0.55	$88,947	$166	0.75
Time deposits	69,094	694	4.02	68,605	569	3.32
Money market accounts	7,038	35	2.02	4,934	22	1.81
Other interest bearing deposits	11,229	15	0.55	11,371	17	0.60
Total interest-bearing deposits	171,082	859	2.01	173,857	774	1.79
Borrowings	23,707	284	4.81	8,965	79	3.51
Total interest-bearing liabilities	194,789	1,143	2.35	182,822	853	1.87
Noninterest-bearing deposits	28,168	28,258
Other liabilities	4,858	4,561
Total liabilities	227,815	215,641
Shareholders' equity	75,643	88,279
Total liabilities and shareholders' equity	$303,458	$303,920
Net interest income	3,291	3,555
Tax equivalent adjustment on securities	(14)	(21)
Net interest income per consolidated
financial statements	$3,277	$3,534

Net interest rate spread	4.13%	4.36%
Net interest margin	4.81%	5.02%
Ratio of interest-earning assets to
interest-bearing liabilities	1.41	x	1.55	x

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Average Balances, Interest and Average Yields
For the six months ended June 30, 2007	For the six months ended June 30, 2006
Interest	Average	Interest	Average
Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Cost	Balance	Expense	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$265,945	$8,585	6.51%	$252,539	$7,988	6.38%
Securities (1)	6,538	179	5.53	9,968	276	5.58
Federal funds sold & other
Interest bearing deposits	1,112	27	4.97	25,453	576	4.56
Total interest-earnings assets	273,595	8,791	6.48	287,960	8,840	6.19
Noninterest-earning assets	28,340	18,349
Total assets	$301,935	$306,309
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$84,053	$230	0.55	$89,358	$333	0.75
Time deposits	67,654	1,318	3.93	67,501	1,076	3.22
Money market accounts	6,346	62	1.99	5,154	36	1.40
Other interest bearing deposits	11,014	31	0.56	11,310	34	0.60
Total interest-bearing deposits	169,067	1,641	1.96	173,323	1,479	1.72
Borrowings	23,051	547	4.79	9,089	159	3.53
Total interest-bearing liabilities	192,118	2,188	2.30	182,412	1,638	1.81
Noninterest-bearing deposits	27,910	28,041
Other liabilities	5,479	4,898
Total liabilities	225,507	215,351
Shareholders' equity	76,428	90,958
Total liabilities and shareholders' equity	$301,935	$306,309
Net interest income	6,603	7,202
Tax equivalent adjustment on securities	(27)	(46)
Net interest income per consolidated
financial statements	$6,576	$7,156

Net interest rate spread	4.18%	4.38%
Net interest margin	4.87%	5.04%
Ratio of interest-earning assets to
interest-bearing liabilities	1.42	x	1.58	x

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Rate Volume Analysis – The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the second period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the second period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Three months ended June 30, 2007			Six months ended June 30, 2007
	Compared to Three months ended June 30, 2006			Compared to Six months ended June 30, 2006

	Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net
	( in thousands)
Assets:
Interest-earning assets:
Loans	$82	$237	$319	$154	$443	$597
Securities (1)	9	(41)	(32)	(2)	(95)	(97)
Federal funds sold & other
Interest bearing deposits	1	(263)	(262)	2	(551)	(549)
Total interest-earnings assets	92	(67)	25	154	(203)	(49)

Interest-bearing liabilities:
Savings accounts	(42)	(10)	(52)	(83)	(20)	(103)
Time deposits	120	5	125	239	3	242
Money market accounts	4	9	13	18	8	26
Other interest bearing deposits	(1)	-	(1)	(2)	(1)	(3)
Total interest-bearing deposits	81	4	85	172	(10)	162
Borrowings	76	129	205	143	245	388
Total interest-bearing liabilities	157	133	290	315	235	550

Net change (1)	$(65)	$(200)	$(265)	$(161)	$(438)	$(599)

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006:

          Total assets at June 30, 2007 were $310.9 million, an increase of $12.1 million over assets of $298.8 million at December 31, 2006. The growth is attributable to the Company's loan portfolio which increased by $10.1 million, or 3.8%, during the first half of 2007 from $264.5 million at December 31, 2006 to $274.6 million at June 30, 2007. During the first half of 2007, the Company originated approximately $28.6 million of loans, as compared to approximately $22.3 million of loans originated in the same period of 2006. The majority of the loan originations for this year to date have been residential and commercial mortgage loans. Non-performing loans as a percentage of total loans increased slightly to 0.46% at June 30, 2007 from 0.42% at December 31, 2006. The allowance for loan losses as a percentage of total loans was 0.71% and 0.74% at June 30, 2007 and December 31, 2006, respectively. In addition, the allowance for loan losses as a percent of non-performing loans was 153.7% at June 30, 2007, compared to 178.0% at December 31, 2006.

          Total deposits increased to $205.8 million at June 30, 2007 from $196.0 million at December 31, 2006, primarily due to increased marketing of checking and CD products. During the first six months of 2007, savings deposits decreased by $1.5 million, or 1.8%, while money market balances increased by $2.2 million, or 42.5%. Non-interest bearing balances increased by $4.5 million, or 15.9%, while time deposits increased by $4.4 million, or 6.6%. Other interest bearing deposits increased by $211,000, or 1.7%, during the first half of 2007.

          FHLB borrowings increased from $20.2 million at December 31, 2006 to $25.0 million at the end of the current quarter. The incremental borrowings were used to fund loan growth and repurchase the Company's stock.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2007 and 2006

General

          During the three months ended June 30, 2007, the Company recorded net income of $747,000, compared to a loss of $78,000 for the second quarter of 2006. The increase in net income is comprised of an $89,000 increase in non-interest income and a decrease in non-interest expense of $1.4 million, partially offset by a $257,000 decrease in net interest income and a $383,000 increase in income tax expense.

          Diluted earnings per share were $0.09 per diluted share for the quarter ended June 30, 2007 compared to a net loss per share of $0.01 for the same quarter of 2006. Average diluted shares decreased to 7,905,246 for the second quarter of 2007 from 8,905,956 in the same period of 2006 due to the Company's stock repurchases over the past year.

Net Interest Income

          Net interest income before loan loss provision for the quarter ended June 30, 2007 decreased by $257,000, or 7.3%, as compared to the same quarter of 2006. This decrease is attributable to higher deposit and borrowing interest expense and a lower average balance of earning assets, partially offset by increased yields on the Company's earning assets.

Interest Income

          Interest income was $4.4 million for the second quarters of both 2007 and 2006. Average loan balances for the second quarter of 2007 were $267.7 million, an increase of $14.9 million over the average outstanding loans for the second quarter of 2006. The yield on the Company's loan portfolio for the quarter ended June 30, 2007 increased to 6.49% from a yield of 6.37% for the same period last year. Interest income on securities declined $24,000 from $100,000 for the quarter ended June 30, 2006 to $76,000 for the quarter ended June 30, 2007. Comparatively, the average balance of securities declined by $2.7 million, or 32.5%, from the second quarter of 2006 to $5.6 million for the current quarter while the yield on the Company's securities increased from 5.82% to 6.44%. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $262,000 to $14,000 for the quarter ended June 30, 2007 from the same quarter in 2006. Average balances of federal funds sold decreased by $21.7 million, to $1.1 million at June 30, 2007 from $22.8 million at June 30, 2006, due to the Company's investments in treasury stock and loan portfolio funding over the past year.

Interest Expense

          Interest expense increased to $1.1 million in the quarter ended June 30, 2007 from $853,000 for the same quarter of 2006. Interest expense on deposits increased to $859,000 for the quarter ended June 30, 2007 from $774,000 for the quarter ended June 30, 2006, due to rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds increased to $284,000 for the quarter ended June 30, 2007 from $79,000 for the comparative quarter of 2006 primarily due to an increase in the average balance of borrowings to $23.7 million in the current quarter compared to $9.0 million in the second quarter of 2006. The increased debt level was used to finance growth in the loan portfolio, and purchases of treasury stock. The cost of these borrowed funds increased to 4.81% in the second quarter of 2007, compared to 3.51% in the same period of 2006, due to increases in borrowing rates.

Provision for Loan Losses

          The Company recorded no provision for loan losses in the second quarter of 2007 or 2006. During the current quarter, loan charge-offs were minimal. Asset quality remained favorable at June 30, 2007 with non-performing loans as a percent of loans of 0.46% and the allowance for loan losses as a percent of non-performing loans of 153.7% at June 30, 2007, compared to 0.42% and 178.0%, respectively, at December 31, 2006. The allowance for loan losses as a percentage of loans was at 0.71% at June 30, 2007 compared to 0.74% at December 31, 2006.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased $89,000 to $555,000 in the second quarter of 2007 from $466,000 in the same period of 2006. The increase is primarily attributable to increases in cash surrender value of Bank-owned life insurance totaling $62,000. In the second quarter of 2007 the Company realized a $11,000 gain on the call of an investment security; no security gains or losses were realized in the second quarter of 2006.

          Non-interest expense decreased by $1.3 million to $2.7 million in the current quarter compared to $4.0 million in the same period of 2006. In the second quarter of 2006, the Company granted stock options and restricted stock awards which are being accounted for using the fair value methodology of SFAS No. 123(R). Total non-cash amortization expense related to these plans was $1.5 million in the quarter ended June 30, 2006, the majority of which was immediate expensing of options and stock grants made to individuals eligible for retirement under the provisions of the Company's defined benefit plan.

          Income tax expense for the second quarter of 2007 increased to $424,000 from $41,000 in the same period of 2006, due to the increase in taxable income.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2007 and 2006

General

          During the six months ended June 30, 2007, the Company recorded net income of $1.6 million compared to $730,000 for the first half of 2006. The increase in net income is comprised of decreases in non-interest expense of $1.5 million and loan loss provision of $115,000, and an increase in non-interest income of $192,000 which were partially offset by a $580,000 decrease in net interest income before loan loss provision and a $364,000 increase in income tax expense.

          Diluted earnings per share were $0.20 per diluted share for the six months ended June 30, 2007 in comparison to $0.08 per diluted share for the same period of 2006. The increase in earnings per share is directly attributed to the above referenced increase in year to date net income, as well as by a decrease in average outstanding diluted shares from 9,149,750 to 8,015,890.

Net Interest Income

          Net interest income before loan loss provision for the six months ended June 30, 2007 decreased by $580,000, or 8.1%, as compared to the same period of 2006. This decrease is attributable to increases in interest paid on deposits and borrowings and a decrease in the amount of average earning assets.

Interest Income

          Interest income was $8.8 million for both six month periods ended June 30, 2007 and 2006. Average earning assets for the first half of 2007 decreased to $273.6 million from $287.7 million as interest bearing funds were invested in Bank-owned life insurance and treasury stock. The yield on earning assets increased to 6.48% for the six months ended June 30, 2007, from 6.19% for the same period of 2006. Average loan balances for the first six months of 2007 were $265.9 million, an increase of $13.4 million over the average outstanding loans for the same period of 2006. The yield on the Company's loan portfolio for the six months ended June 30, 2007 was 6.51% compared to a yield of 6.38% for the same period last year, reflecting current market trends. Interest income on securities declined $78,000 from $230,000 for the six months ended June 30, 2006 to $152,000 for the six months ended June 30, 2007. Comparatively, the average balance of securities declined by $3.5 million, or 35.0%, from the first half of 2006 to $6.5 million for the current year to date and the yield on the Company's securities decreased from 5.58% to 5.53% for the same periods, respectively. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $549,000 to $27,000 for the first half of 2007 from the same period in 2006 due to a decrease in average balances of these funds from $25.5 million in the first half of 2006 to $1.1 million for the comparable period of 2007. As indicated above, these funds were invested in the Company's loan portfolio, treasury stock and Bank-owned life insurance.

Interest Expense

          Interest expense increased to $2.2 million for the first half of 2007 from $1.6 million for the six months ended June 30, 2006. Interest expense on deposits increased to $1.6 million for the half ended June 30, 2007 from $1.5 million for the six months ended June 30, 2006, due to rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds increased to $547,000 for the six months ended June 30, 2007 from $159,000 for the comparative period of 2006 primarily due to an increase in the average balance of borrowings to $23.1 million in the current half as compared to $9.1 million in the six months ended 2006. The increased borrowings were used to fund the aforementioned investments that have been made over the past year.

Provision for Loan Losses

          The Company recorded no provision for loan losses in the first half of 2007 as compared to a provision for loan losses in the amount of $115,000 in the same period of 2006. The Company's loss experience for the first six months of 2007 has been favorable with year to date charge-offs of $7,000 compared to $121,000 for the same period of 2006.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased by $192,000 to $1.1 million for the first six months of 2007 compared to $890,000 in the same period of 2006. This increase is primarily attributable to current year earnings on Bank-owned life insurance which was acquired in mid 2006.

          Non-interest expense decreased to $5.2 million in the first six months of 2007 compared to $6.7 million in the same period of 2006, primarily due to lower benefit costs related to the Company's stock-based compensation plans. In the second quarter of 2006, the Company granted stock options and restricted stock awards which are being accounted for using the fair value methodology of SFAS No. 123(R). Total non-cash amortization expense related to these plans was $1.5 million in the six months ended June 30, 2006, the majority of which was immediate expensing of options and stock grants made to individuals eligible for retirement under the provisions of the Company's defined benefit plan. The ongoing 2007 amortization expense related to these stock-based plans was $129,000.

          Income tax expense for the first half of 2007 increased to $890,000 from $526,000 in the same period of 2006, due to the increase in pre-tax income.

Liquidity and Capital Resources

          The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $60.4 million. At June 30, 2007, the Bank had outstanding borrowings of $17.1 million on this line of credit, as well as outstanding advances and amortizing notes totaling $7.9 million.

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

          The Company's primary investing activities include the origination of loans and to a lesser extent the purchase of investment securities. For the six months ended June 30, 2007, the Company originated loans of approximately $28.6 million, compared to $22.3 million of loans originated in the same period of 2006.

          At June 30, 2007, the Company had loan commitments to borrowers of approximately $11.2 million, and available letters and lines of credit of approximately $18.9 million.

          Time deposit accounts scheduled to mature within one year were $47.3 million at June 30, 2007. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as we monitor our liquidity needs. Therefore, in order to minimize its cost of funds, we may consider additional borrowings from the Federal Home Loan Bank in the future.

          At June 30, 2007, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (Tier 1) capital at June 30, 2007 was $65.4 million, or 21.04% of adjusted assets. In order to be classified as "well-capitalized" by the OTS, the Bank is required to have leverage (Tier 1) capital of $15.5 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2007, the Bank had a total risk-based capital ratio of 28.67%.

          The Company paid cash dividends of $0.16 per share during the six-month period ended June 30, 2007 totaling $1.3 million.

          During the first quarter of 2007, the Company's Board of Directors authorized the repurchase of 423,000 of the Company's outstanding common shares over the following twelve month period. Through June 30, 2007, $3.5 million was expended to repurchase 281,172 shares.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          There has been no material change in the Company's interest rate risk profile since December 31, 2006. For a more complete discussion of the Company's asset and liability management policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Management of Interest rate Risk" in the Company's 2006 Form 10-K.

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

          There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the Company's risk factors previously disclosed in the Company's Form 10-K for the year ending December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in rule 10b-18 (a)(3) under the Securities Exchange Act of 1934) of the Company's common stock during the quarter ended June 30, 2007.

COMPANY PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total Number of	Number (or
			Shares (or Units)	Approximate
			Purchased as Part of	Dollar Value) of
			Publicly Announced	Shares (or Units)
			Plans or Programs	that may yet be
	(a) Total Number			Purchased under
	of Shares (or	(b) Average Price		the Plans or
	Units) Purchased	Paid per Share		Programs
Period		(or Unit)
April 1, 2007	7,500	$12.30	7,500	280,500
through April 30,
2007
May 1, 2007	88,300	$12.50	88,300	192,200
through May 31,
2007
June 1, 2007	50,372	$12.49	50,372	141,828
through June 30,
2007
Total	146,172	$12.49	146,172	141,828

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders ("Meeting") on May 2, 2007. The two proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to the shareholders and the tabulation for votes for the proposals is as follows:

1.	Election of three directors to serve for a three-year term to expire at the 2010 Annual Meeting. The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld
Bruce R. Engelbert	6,750,642	111,421
David C. Grow	5,894,348	967,715
John A. Reinhardt	6,659,065	202,998

The following directors' terms continued after the meeting: Kirk B. Hinman, Charles M. Sprock, Michael J. Valentine and Dale A. Laval.

2.	Ratification of the appointment of Crowe Chizek and Company LLC as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007;

For	Withheld	Abstain
6,832,717	18,218	11,128

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)

3.2	Bylaws of New Rome Bancorp, Inc. (1)

4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)

10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)

10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (1)

10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)

10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)

10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)

10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)

10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)

10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)

10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)

10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)

10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)

10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)

31.1	Rule 13a-14a/15d-14a Certification.

31.2	Rule 13a-14a/15d-14a Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.'s Form S-8 filed with the commission on May 19, 2006, as amended.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board,	August 6, 2007
Charles M. Sprock	President and Chief
Executive Officer
(Principal Executive
Officer)

/s/David C. Nolan	Executive Vice President	August 6, 2007
David C. Nolan	and Chief Financial
Officer (Principal
Financial Officer)