Form 10-Q
period 2007-09-30
ROME BANCORP INC
filed 2007-11-07
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)      Yes ☐      No ☒

     Indicate the number of shares outstanding of each class of issuer's classes of common stock as of the last practicable date:

Outstanding at
Class	November 2, 2007
Common Stock, par value $.01	7,937,230

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited):
	CONDENSED CONSOLIDATED BALANCE SHEET	3
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	4
	CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY	5
	AND COMPREHENSIVE INCOME
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL	8
	STATEMENTS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
ITEM 4.	CONTROLS AND PROCEDURES	24

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	24
ITEM 1A.	RISK FACTORS	24
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	25
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25
ITEM 5.	OTHER INFORMATION	25
ITEM 6.	EXHIBITS	26

	SIGNATURES	27

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
September 30, 2007 and December 31, 2006
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2007	2006
Assets

Cash and due from banks	$6,766	$6,769
Federal funds sold and other short-term investments	1,030	1,089
Total cash and cash equivalents	7,796	7,858
Securities available for sale, at fair value	3,385	4,319
Securities held to maturity (fair value of $1,177 and $1,175
at September 30, 2007 and December 31, 2006, respectively)	1,160	1,178
Federal Home Loan Bank Stock	2,104	1,344
Loans	278,575	264,537
Less: Allowance for loan loss	(1,928)	(1,965)
Net loans	276,647	262,572
Premises and equipment, net	6,599	6,072
Accrued interest receivable	1,190	1,094
Bank-owned life insurance	8,499	8,215
Other assets	6,471	6,107
Total assets	$313,851	$298,759

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$29,655	$28,042
Savings	80,905	84,089
Money market	7,708	5,123
Time	72,459	66,401
Other interest bearing	12,036	12,350
Total deposits	202,763	196,005
Borrowings	35,196	20,172
Other liabilities	5,414	5,551
Total liabilities	243,373	221,728

Shareholders' equity
Common Stock, $.01 par value; authorized: 30,000,000 shares;
issued and outstanding: 9,889,298 and 7,957,526 shares at September 30,
2007 and 9,726,572 and 8,461,572 shares at December 31, 2006	99	97
Additional paid-in capital	61,674	60,712
Retained earnings	36,115	35,643
Accumulated other comprehensive income (loss)	(621)	(633)
Treasury stock; 1,931,772 shares at September 30, 2007 and 1,265,000 shares
at December 31, 2006	(24,473)	(16,307)
Unallocated shares of employee stock ownership plan (ESOP); 381,698
shares at September 30, 2007 and 416,171 shares at December 31, 2006	(2,316)	(2,481)
Total shareholders' equity	70,478	77,031
Total liabilities and shareholders' equity	$313,851	$298,759

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2007 and 2006
(in thousands, except share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Interest income:
Loans	$4,427	$4,132	$13,012	$12,120
Securities	72	75	224	305
Other short-term investments	13	74	40	650
Total interest income	4,512	4,281	13,276	13,075

Interest expense:
Deposits	920	794	2,561	2,273
Borrowings	339	79	886	238
Total interest expense	1,259	873	3,447	2,511

Net interest income	3,253	3,408	9,829	10,564

Provision for loan losses	-	25	-	140
Net interest income after provision for loan losses	3,253	3,383	9,829	10,424

Non-interest income:
Net gain on securities transactions	-	-	11	11
Other	547	503	1,617	1,382
Total non-interest income	547	503	1,628	1,393

Non-interest expense:
Salaries and employee benefits	1,428	1,331	4,286	5,515
Building, occupancy and equipment	468	451	1,398	1,360
Other	663	646	2,058	2,228
Total non-interest expense	2,559	2,428	7,742	9,103

Income before income tax expense	1,241	1,458	3,715	2,714
Income tax expense	438	538	1,328	1,064
Net income	$803	$920	$2,387	$1,650

Basic earnings per share	$0.11	$0.11	$0.31	$0.19
Diluted earnings per share	$0.11	$0.11	$0.30	$0.19

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2007 and 2006
(in thousands, except share and per share data)(unaudited)

	Common stock	Additional Paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive Income (loss)	Unallocated ESOP shares	Total
Balances at January 1, 2006 (Restated)	$97	$60,013	$35,983	$-	$85	$(2,700)	$93,478
Comprehensive income:
Net income	-	-	1,650	-	-	-	1,650
Other comprehensive loss	-	-	-	-	(16)	-	(16)
Total comprehensive income							1,634
Purchase of 1,104,800 treasury shares		-	-	(14,241)	-		(14,241)
Transfer of treasury shares to RRP plan		(1,511)	-	1,511	-		-
Amortization of unearned compensation		1,563	-	-	-		1,563
Dividends paid ($0.225 per share)	-	-	(2,011)	-	-	-	(2,011)
Exercise of stock options	-	186	-	-	-	-	186
ESOP shares released for
allocation (34,473 shares)		257	-	-	-	165	422
Balances at September 30, 2006	$97	$60,508	$35,622	$(12,730)	$69	$(2,535)	$81,031

Balances at January 1, 2007	$97	$60,712	$35,643	$(16,307)	$(633)	$(2,481)	$77,031
Comprehensive income:
Net Income	-	-	2,387	-	-	-	2,387
Other comprehensive income	-	-	-	-	12	-	12
Total comprehensive income							2,399
Purchase of 666,772 treasury shares	-	-	-	(8,166)	-	-	(8,166)
Amortization of unearned compensation	-	194	-	-	-	-	194
Dividends paid ($0.24 per share)	-	-	(1,915)	-	-	-	(1,915)
Exercise of stock options	2	510	-	-	-	-	512
ESOP shares released for
allocation (34,473 shares)	-	258	-	-	-	165	423
Balances at September 30, 2007	$99	$61,674	$36,115	$(24,473)	$(621)	$(2,316)	$70,478

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(unaudited) (in thousands)

	2007	2006
Cash flows from operating activities:		(Restated)
Net income	$2,387	$1,650
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	338	408
Increase in accrued interest receivable	(96)	(95)
Net gain on securities sold	(11)	(11)
Provision for loan losses	-	140
Loss on disposal of fixed asset	-	3
Net loss on sales of real estate owned	-	13
Net accretion on securities	(4)	(7)
Proceeds from sales of loans	1,509	783
Net gain on loans sold	(18)	(11)
Originations of loans held for sale	(1,491)	(772)
Decrease in other liabilities	(137)	(38)
Increase in cash surrender value of life insurance	(284)	(122)
Increase in other assets	(351)	(906)
Allocation of ESOP shares	423	422
Amortization of unearned compensation	194	1,563
Net cash provided by operating activities	2,459	3,020

Cash flows from investing activities:
Net increase in loans	(14,075)	(9,539)
Purchase of Bank owned life insurance	-	(8,000)
Proceeds from sales of securities available for sale	357	365
Proceeds from maturities and principal reductions of
securities available for sale	584	4,189
Purchases of Federal Home Loan Bank stock	(760)	(179)
Proceeds from maturities and principal reductions of
securities held to maturity	20	250
Proceeds from sales of fixed assets	-	8
Proceeds from sales of real estate owned	-	41
Additions to premises and equipment	(860)	(851)
Net cash used in investing activities	(14,734)	(13,716)

Cash flows from financing activities:
Increase (decrease) in time deposits	6,058	(335)
Increase (decrease) in other deposits	700	(1,696)
Repayments of borrowings	(1,676)	(1,448)
Additional borrowings	16,700	3,600
Purchase of treasury stock	(8,166)	(14,241)
Dividends paid	(1,915)	(2,011)
Exercise of stock options	512	186
Net cash provided by (used in) financing activities	12,213	(15,945)

Net decrease in cash and cash equivalents	(62)	(26,641)
Cash and cash equivalents at beginning of period	7,858	34,235
Cash and cash equivalents at end of period	$7,796	$7,594

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(unaudited) (in thousands)

	2007	2006
Supplemental disclosure of cash flow information:		(Restated)
Non-cash investing activities:
Transfer of loans to other real estate	-	$54
Cash paid during the period for:
Interest	$3,455	2,514
Income taxes	907	1,480

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of September 30, 2007 and December 31, 2006 and for the three and nine month periods ended September 30, 2007 and 2006. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

(2) Earnings Per Share

     The following summarizes the computation of earnings per share for the three and nine month periods ended September 30, 2007 and 2006.

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic earnings per share:
Income available to common shareholders	$803	$920	$2,387	$1,650
Weighted average basic shares outstanding	7,598	8,174	7,792	8,719

Basic earnings per share	$0.11	$0.11	$0.31	$0.19

Diluted earnings per share:
Income available to common shareholders	$803	$920	$2,387	$1,650
Weighted average basic shares outstanding	7,598	8,174	7,792	8,719
Effect of dilutive securities:
Stock options	2	140	23	149
Restricted stock awards	24	-	86	-
Weighted average diluted shares outstanding	7,624	8,314	7,901	8,868

Diluted earnings per share	$0.11	$0.11	$0.30	$0.19

(3) Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Pension and postretirement adjustments	$8	$-	$25	$-
Net change in unrealized gain (loss) on
available-for-sale securities arising during the period	15	51	(16)	(38)
Reclassification adjustment for net realized gain
included in net income	-	-	(11)	(11)
Other comprehensive income (loss), before tax	23	51	20	(27)
Deferred tax expense (benefit)	9	20	8	(11)

Other comprehensive income (loss)	14	31	12	(16)
Net income	803	920	2,387	1,650
Total comprehensive income	$817	$951	$2,399	$1,634

(4) Securities

Securities are summarized as follows (in thousands):

	September 30, 2007		December 31, 2006

	Amortized	Fair	Amortized	Fair
	Cost	value	cost	value

Available-for-sale:
U.S. Government agencies	$48	$48	$441	$455
State and municipal obligations	1,855	1,882	2,335	2,377
Mortgage-backed securities
FHLMC	281	284	336	339

Total debt securities	2,184	2,214	3,112	3,171

Equity and other securities	1,137	1,171	1,137	1,148

Total available for sale	$3,321	$3,385	$4,249	$4,319

Held-to-maturity:
U.S. Government securities	$1,001	$1,017	$1,001	$997
Mortgage-backed securities
GNMA	19	20	28	29
FHLMC	1	1	2	2
Other bonds	139	139	147	147

Total held to maturity	$1,160	$1,177	$1,178	$1,175

FHLB stock	$2,104	$2,104	$1,344	$1,344

Securities pledged at both September 30, 2007 and December 31, 2006 had a carrying amount of $1.0 million. These securities collateralize Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

(5) Loans

     Loans are summarized as follows (in thousands):

	September 30,	December 31,
	2007	2006
Mortgage loans:
Residential (1-4 family)	$147,429	$135,078
Commercial	49,249	54,493
Construction and land	5,190	2,562

Total Mortgage loans	201,868	192,133
Other loans:
Commercial	27,444	24,189
Automobile loans	16,581	17,779
Property improvement
and equipment	15,921	15,536
Other consumer	16,761	14,900

Total Other loans	76,707	72,404

Total Loans	$278,575	$264,537

Changes in the allowance for loan losses are summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance at beginning of period	$1,958	$1,954	$1,965	$1,960
Provision charged to operations	-	25	-	140
Loans charged off	(59)	(59)	(136)	(303)
Recoveries	29	30	99	153

Balance at end of period	$1,928	$1,950	$1,928	$1,950

     The Company's recorded investment in loans that are considered impaired totaled $233,000 and $318,000 at September 30, 2007 and December 31, 2006, respectively. These impaired loans carried allowances of $64,000 at September 30, 2007 and $177,000 as of year-end 2006. The average recorded investment in impaired loans was $249,000 and $309,000 in the first nine months of 2007 and 2006, respectively. The Company recognized no interest on impaired loans during the three and nine month periods ended September 30, 2007 and 2006.

     The principal balances of loans not accruing interest amounted to $1.1 million at both September 30, 2007 and December 31, 2006. Loans 90 days past due and accruing interest amounted to $81,000 and $8,000 at September 30, 2007 and December 31, 2006, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the nine months ended September 30, 2007 and 2006 was $67,900 and $52,300, respectively. There are no commitments to extend further credit on non-accruing loans.

     A substantial portion of the Company's loans are mortgage and consumer loans in Oneida County; New York. Accordingly, the collectibility of a substantial portion of the Company's loan portfolio is susceptible to changes in market conditions in this area. A majority of the Company's loan portfolio is secured by real estate. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower.

(6) Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), ‘Share-Based Payment’ (FAS 123(R)), using the modified prospective method of transition. Under the provisions of FAS 123(R), the estimated fair value of share-based awards granted is recognized as compensation expense over the service period. Using the modified prospective method, compensation expense is recognized beginning with the effective date of adoption of FAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. The Company had no unvested stock options outstanding at the date of adoption

On May 24, 2006, the Company's Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company's stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. The fair value of the options granted is estimated at grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.52%, expected stock price volatility 8.25%, risk free interest rate 4.60% and an expected option life of 6.5 years. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of September 30, 2007, unrecognized compensation cost related to these options was $183,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

     Following is a summary of the Company's 2007 year-to-date stock option activity:

	Nine Months ended September 30, 2007
	( Dollars in thousands)
		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Fair Value
Options outstanding, beginning of period	524,892	$9.37	$1.45
Exercised	(162,726)	2.19	0.94
Granted	-	-	-
Options outstanding at end of period	362,166	$12.60	$1.68
Options exercisable at end of period	78,966	$11.74	$1.61

     The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2007 was $82,000. The intrinsic value of options exercised during the quarters ended September 30, 2007 and

September 30, 2006 was $73,000 and $0, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $1.7 million and $359,000, respectively.

On May 24, 2006, the Company's Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees (RRP Plan). These shares vest to the recipients ratably over a five year period, or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 RRP awards was expensed immediately. At September 30, 2007, the unrecognized compensation cost attributable to restricted stock awards was $767,000. One fifth of the 2006 restricted stock grants, or 33,660 shares, vested in the second quarter of 2007. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $1.6 million at September 30, 2007.

Compensation cost for the Company's stock option plans in the 2007 and 2006 third quarters was $12,000 and $21,000, respectively. For the nine months ended September 30, 2007 and 2006 compensation cost related to the stock option plans was $37,000 and $378,000, respectively. Compensation cost for the Company's restricted stock plans in both the 2007 and 2006 third quarters was $52,000. For the nine months ended September 30, 2007 and 2006 compensation cost related to the restricted stock plans was $157,000 and $1.2 million, respectively.

(7)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following (in thousands):

	Three months ended September 30,
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2007	2006	2007	2006
Service cost	$-	$-	$6	$6
Interest cost	108	106	35	34
Expected return on plan assets	(184)	(177)	-	-
Amortization	10	17	(2)	(2)

Net periodic pension cost	$(66)	$(54)	$39	$38

	Nine months ended September 30,
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2007	2006	2007	2006
Service cost	$-	$-	$18	$18
Interest cost	324	318	105	102
Expected return on plan assets	(552)	(531)	-	-
Amortization	30	51	(6)	(6)

Net periodic pension cost	$(198)	$(162)	$117	$114

In December of 2002, the Company's Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2007, the Company expects to make no contributions to the defined benefit pension plan.

(8)	Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective for the Company as of January 1, 2008. The Company is in the process of analyzing the potential impact of SFAS 159.

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

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at either January 1, 2007 or September 30, 2007.

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

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, whose sole business is conducted by its wholly-owned subsidiary, Rome Savings Bank (the "Bank.") The Bank's principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County, New York and also elsewhere in New York State. The Bank also invests in long- and short-term marketable securities and other liquid investments. Since its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

Overview

The Bank's results of operations depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and investments and the interest it pays on its deposits and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-bearing assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Bank's operations are also affected by non-interest income, such as service fees and gains and losses on sales of securities, the provision for loan losses and non-interest expense such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. Financial institutions in general, including the Bank, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and funds availability. The Bank's operations and lending are principally concentrated in the Central New York area, therefore its operations and earnings are influenced by the economies of the area in which it operates. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Bank's primary market area.

Net income for the third quarter of 2007 was $803,000, a decrease of $117,000 from the prior year's third quarter net income of $920,000. The significant factors and trends impacting the third quarter of 2007, which are discussed in greater depth below, were as follows:

  Net interest income decreased by $155,000, or 4.5%, from the same quarter last year as a result of an increase in interest expense.

  The Company recorded no provision for loan losses in the third quarter of 2007 compared to a provision of $25,000 in the same period last year.

  Non-interest income increased by $44,000, or 8.7%, over the third quarter 2006 levels primarily due to increases in fee income.

  Non-interest expense increased to $2.6 million in the third quarter of 2007 from $2.4 million in the same quarter of 2006.

  Income tax expense decreased to $438,000 in the third quarter of 2007 from $538,000 in the same period last year in relation to the decrease in pre-tax income.

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

Analysis of Net Interest Income

Average Balances, Interest and Average Yields - The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on interest-earnings assets and average cost of interest-bearing liabilities, interest earned and interest paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for loan losses, but include non-accrual loans. Interest income on securities includes a tax equivalent adjustment for bank qualified municipal securities.

	Average Balances, Interest and Average Yields
	For the three months ended			For the three months ended
	September 30, 2007			September 30, 2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance		Cost	Balance	Expense	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$271,961	$4,427	6.46%	$255,331	$4,132	6.42%
Securities (1)	5,543	85	6.05	6,373	91	5.67
Federal funds sold & other
interest bearing deposits	1,120	13	4.38	6,144	74	4.76
Total interest-earnings assets	278,624	4,525	6.44	267,848	4,297	6.36
Noninterest-earning assets	29,130			25,150
Total assets	$307,754			$292,998
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$81,800	$113	0.55	$86,944	$165	0.75
Time deposits	71,402	750	4.17	66,344	585	3.50
Money market accounts	7,659	39	2.01	5,593	25	1.75
Other interest bearing deposits	12,678	18	0.57	11,602	19	0.65
Total interest-bearing deposits	173,539	920	2.10	170,483	794	1.85
Borrowings	27,890	339	4.82	8,971	79	3.49
Total interest-bearing liabilities	201,429	1,259	2.48	179,454	873	1.93
Noninterest-bearing deposits	28,901			28,624
Other liabilities	4,904			3,841
Total liabilities	235,234			211,919
Shareholders' equity	72,520			81,079
Total liabilities and shareholders' equity	$307,754			$292,998
Net interest income		3,266			3,424
Tax equivalent adjustment on securities		(13)			(16)
Net interest income per consolidated
financial statements		$3,253			$3,408

Net interest rate spread	3.96%		4.43%
Net interest margin	4.65%		5.07%
Ratio of interest-earning assets to
interest-bearing liabilities	1.38	x	1.49	x
(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Average Balances, Interest and Average Yields
For the nine months ended	For the nine months ended
September 30, 2007	September 30, 2006
Interest	Average	Interest	Average
Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Cost	Balance	Expense	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$267,973	$13,012	6.49%	$253,480	$12,120	6.39%
Securities (1)	6,451	264	5.47	9,005	367	5.44
Federal funds sold & other
Interest bearing deposits	1,114	40	4.77	18,946	650	4.58
Total interest-earning assets	275,538	13,316	6.46	281,431	13,137	6.24
Noninterest-earning assets	28,606	20,641
Total assets	$304,144	$302,072
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$83,293	$343	0.55	$88,545	$497	0.75
Time deposits	68,917	2,068	4.01	67,111	1,662	3.31
Money market accounts	6,789	101	2.00	5,302	61	1.53
Other interest bearing deposits	11,575	49	0.57	11,408	53	0.62
Total interest-bearing deposits	170,574	2,561	2.01	172,366	2,273	1.76
Borrowings	24,682	886	4.80	9,049	238	3.52
Total interest-bearing liabilities	195,256	3,447	2.36	181,415	2,511	1.85
Noninterest-bearing deposits	28,244	28,238
Other liabilities	5,533	4,791
Total liabilities	229,033	214,444
Shareholders' equity	75,111	87,628
Total liabilities and shareholders' equity	$304,144	$302,072
Net interest income	9,869	10,626
Tax equivalent adjustment on securities	(40)	(62)
Net interest income per consolidated
financial statements	$9,829	$10,564

Net interest rate spread	4.10%	4.39%
Net interest margin	4.79%	5.05%
Ratio of interest-earning assets to
interest-bearing liabilities	1.41	x	1.55	x
(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Rate Volume Analysis – The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. This table shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the period. Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the absolute value of the change due to volume and the change due to rate.

	Three months ended September 30, 2007			Nine months ended September 30, 2007
	compared to three months			compared to nine months
	ended September 30, 2006			ended September 30, 2006

	Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net
			(in thousands)
Assets:
Interest-earning assets:
Loans	$26	$269	$295	$164	$728	$892
Securities (1)	5	(11)	(6)	1	(104)	(103)
Federal funds sold & other
Interest bearing deposits	(1)	(60)	(61)	1	(611)	(610)
Total interest-earning assets	30	198	228	166	13	179

Interest-bearing liabilities:
Savings accounts	(42)	(10)	(52)	(124)	(30)	(154)
Time deposits	120	45	165	361	45	406
Money market accounts	5	9	14	23	17	40
Other interest bearing deposits	(2)	1	(1)	(4)	-	(4)
Total interest-bearing deposits	81	45	126	256	32	288
Borrowings	94	166	260	236	412	648
Total interest-bearing liabilities	175	211	386	492	444	936

Net change (1)	$(145)	$(13)	$(158)	$(326)	$(431)	$(757)

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006:

      Total assets at September 30, 2007 were $313.9 million, an increase of $15.1 million over assets of $298.8 million at December 31, 2006. The growth in total assets is attributable to the Company's loan portfolio which increased by $14.1 million, or 5.3%, to $278.6 million at September 30, 2007 compared to $264.5 million at December 31, 2006. During the first nine months of 2007, the Company originated approximately $47.7 million of loans, compared to approximately $37.3 million of loans originated in the same period of 2006. The majority of the loan originations for this year to date have been residential mortgage loans. Non-performing loans as a percentage of total loans increased slightly to 0.44% at September 30, 2007 from 0.42% at December 31, 2006. The allowance for loan losses as a percentage of total loans was 0.69% and 0.74% at September 30, 2007 and December 31, 2006, respectively. In addition, the allowance for loan losses as a percent of non-performing loans was 158.1% at September 30, 2007 compared to 178.0% at December 31, 2006.

     Total deposits increased to $202.8 million at September 30, 2007 from $196.0 million at December 31, 2006, primarily due to increased marketing of checking and CD products. During the first nine months of 2007, savings deposits decreased by $3.2 million, or 3.8%, while money market balances increased by $2.6 million, or 50.5% . Non-interest bearing balances increased by $1.6 million, or 5.8%, while time deposits increased by $6.1 million, or 9.1% . Other interest bearing deposits decreased by $314,000, or 2.5%, during the first three quarters of 2007.

      FHLB borrowings increased from $20.2 million at December 31, 2006 to $35.2 million at the end of the current quarter. The incremental borrowings were used to fund loan growth and repurchase the Company's stock.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2007 and 2006

General

      During the three months ended September 30, 2007, the Company recorded net income of $803,000 compared to net income of $920,000 for the same period in 2006. The decrease in net income is comprised of a $155,000 decrease in net interest income and a $131,000 increase in non-interest expense, partially offset by a $25,000 reduction in loan loss provision, a $44,000 increase in non-interest income and a $100,000 decrease in income tax expense.

     Diluted earnings per share were $0.11 per diluted share for both the quarters ended September 30, 2007 and 2006. Average diluted shares decreased to 7,624,293 for the third quarter of 2007 from 8,313,604 in the same period of 2006 due to the Company's stock repurchases over the past year.

Net Interest Income

      Net interest income before loan loss provision for the quarter ended September 30, 2007 decreased by $155,000, or 4.5%, compared to the same quarter of 2006. This decrease is attributable to higher deposit and borrowing interest expense, partially offset by increases in the balance of and yields earned on the Company's earning assets.

Interest Income

     Interest income increased to $4.5 million for the third quarter of 2007 compared to $4.3 million for the same period in 2006. Average loan balances for the third quarter of 2007 were $272.0 million, an increase of $16.6 million over the average outstanding loans for the third quarter of 2006. The yield on the Company's loan portfolio for the quarter ended September 30, 2007 increased to 6.46% from a yield of 6.42% for the same period in 2006. Interest income on securities declined $3,000 from $75,000 for the quarter ended September 30, 2006 to $72,000 for the quarter ended September 30, 2007. Interest income on federal funds sold and other interest bearing deposits decreased by $61,000 to $13,000 for the quarter ended September 30, 2007 from the same quarter in 2006. Average balances of federal funds sold decreased by $5.0 million to $1.1 million at September 30, 2007 from $6.1 million at September 30, 2006 due to the Company's investments in treasury stock and its loan portfolio over the past year.

Interest Expense

     Interest expense increased to $1.3 million in the quarter ended September 30, 2007 from $873,000 for the same quarter in 2006. Interest expense on deposits increased to $920,000 for the quarter ended September 30, 2007 from $794,000 for the quarter ended September 30, 2006 due to increases in the average balances of deposits and rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds increased to $339,000 for the quarter ended September 30, 2007 from $79,000 for the comparative quarter of 2006 primarily due to an increase in the average balance of borrowings to $27.9 million in the current quarter compared to $9.0 million in the third quarter of 2006. The increased debt level was used to finance growth in the loan portfolio and purchases of treasury stock. The cost of these borrowed funds increased to 4.82% in the third quarter of 2007, compared to 3.49% in the same period of 2006, due to increases in prevailing borrowing rates.

Provision for Loan Losses

      The Company recorded no provision for loan losses in the third quarter of 2007 compared to a provision of $25,000 in the same quarter of 2006. During the current quarter, loan charge-offs were minimal. Asset quality remained favorable at September 30, 2007 with non-performing loans as a percent of loans of 0.44% and the allowance for loan losses as a percent of non-performing loans of 158.1% at September 30, 2007, compared to 0.42% and 178.0%, respectively, at December 31, 2006. The allowance for loan losses as a percentage of loans was at 0.69% at September 30, 2007 compared to 0.74% at December 31, 2006.

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

Non-Interest Income and Non-Interest Expense

     Non-interest income increased $44,000 to $547,000 in the third quarter of 2007 from $503,000 in the same period in 2006. The increase in non-interest income is primarily attributable to increases in fee income.

     Non-interest expense increased by $131,000 to $2.6 million in the third quarter of 2007 compared to $2.4 million in the same period in 2006 due to higher employee and outside service costs.

     Income tax expense for the third quarter of 2007 decreased to $438,000 from $538,000 in the same period in 2006 due to a decrease in taxable income.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2007 and 2006

General

      During the nine months ended September 30, 2007, the Company recorded net income of $2.4 million compared to $1.7 million for the first three quarters of 2006. The increase in net income is comprised of a decrease in non-interest expense of $1.4 million and a decrease of $140,000 in the loan loss provision, and an increase in non-interest income of $235,000 which was partially offset by a $735,000 decrease in net interest income before loan loss provision and a $264,000 increase in income tax expense.

     Diluted earnings per share were $0.30 for the nine months ended September 30, 2007 compared to $0.19 for the same period of 2006. The increase in earnings per share is directly attributed to the above referenced increase in year-to-date net income, as well as by a decrease in average outstanding diluted shares from 8,867,972 to 7,901,601.

Net Interest Income

      Net interest income before loan loss provision for the nine months ended September 30, 2007 decreased by $735,000, or 7.0%, compared to the same period in 2006. This decrease is attributable to increases in interest paid on deposits and borrowings and a decrease in the amount of average earning assets.

Interest Income

     Interest income increased to $13.3 million for the nine months ended September 30, 2007 from $13.1 million for the same period in 2006. Average earning assets for the first nine months of 2007 decreased to $275.5 million from $281.4 million as interest bearing funds were used to purchase Bank-owned life insurance and treasury stock. The yield on earning assets increased to 6.46% for the nine months ended September 30, 2007, from 6.24% for the same period in 2006. Average loan balances for the first nine months of 2007 were

$268.0 million, an increase of $14.5 million over the average outstanding loans for the same period in 2006. The yield on the Company's loan portfolio for the nine months ended September 30, 2007 was 6.49% compared to a yield of 6.39% for the same period last year, reflecting current market rates. Interest income on securities declined $81,000 from $305,000 for the nine months ended September 30, 2006 to $224,000 for the nine months ended September 30, 2007. Comparatively, the average balance of securities declined by $2.6 million, or 28.4%, from the first nine months of 2006 to $6.5 million for the current year to date and the yield on the Company's securities increased to 5.47% from 5.44% for the same periods, respectively. Interest income on federal funds sold and other interest bearing deposits decreased by $610,000 to $40,000 for the first nine months of 2007 from the same period in 2006 due to a decrease in average balances of these funds from $18.9 million in the first three quarters of 2006 to $1.1 million for the comparable period in 2007. As indicated above, these funds were utilized to fund the Company's loan portfolio, treasury stock and Bank-owned life insurance.

Interest Expense

     Interest expense increased to $3.4 million for the first nine months of 2007 from $2.5 million for the nine months ended September 30, 2006. Interest expense on deposits increased to $2.6 million for the three quarters ended September 30, 2007 from $2.3 million for the nine months ended September 30, 2006, due to rising rates paid on time deposits consistent with current market rates. Interest expense on borrowed funds increased to $886,000 for the nine months ended September 30, 2007 from $238,000 for the comparative period in 2006 primarily due to an increase in the average balance of borrowings to $24.7 million in the current year to date period as compared to $9.0 million in the nine months ended 2006. The increased borrowings were used to fund the aforementioned investments that have been made over the eighteen months.

Provision for Loan Losses

      The Company recorded no provision for loan losses in the first three quarters of 2007 compared to a provision for loan losses in the amount of $140,000 in the same period in 2006. The Company's loss experience for the first nine months of 2007 has been favorable with year-to-date charge-offs of $37,000 compared to $150,000 for the same period in 2006. In addition, the majority of the growth in the Company's loan portfolio has been in the residential mortgage sector, which is well collateralized and historically has had a lower loss rate than the overall portfolio.

Non-Interest Income and Non-Interest Expense

     Non-interest income increased by $235,000 to $1.6 million for the first nine months of 2007 compared to $1.4 million in the same period of 2006. This increase is primarily attributable to increased earnings on Bank-owned life insurance which was acquired in mid-2006, as well as increases in fee revenue.

     Non-interest expense decreased to $7.7 million in the first nine months of 2007 compared to $9.1 million in the same period in 2006, primarily due to lower benefit costs related to the Company's stock-based compensation plans. In the second quarter of 2006, the Company granted stock options and restricted stock awards which are being accounted for using the fair value methodology of SFAS No. 123(R). Total non-cash amortization expense related to these plans was $1.6 million in the nine months ended September 30, 2006, the majority of which was immediate expensing of options and stock grants made to individuals eligible for retirement under the provisions of the Company's defined benefit plan. The ongoing 2007 amortization expense related to these stock-based plans was $194,000.

     Income tax expense for the first nine months of 2007 increased to $1.3 million from $1.1 million in the same period in 2006, due to the increase in pre-tax income.

Liquidity and Capital Resources

     The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the Federal Home Loan Bank of New York that allows it to borrow up to $60.4 million. At September 30, 2007, the Bank had outstanding borrowings of $27.6 million on this line of credit, as well as outstanding advances and amortizing notes totaling $7.6 million.

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

     The Company's primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the nine months ended September 30, 2007, the Company originated loans of approximately $47.7 million, compared to $37.3 million of loans originated in the same period in 2006.

     At September 30, 2007, the Company had loan commitments to borrowers of approximately $8.2 million, and available letters and lines of credit of approximately $18.9 million.

     Time deposit accounts scheduled to mature within one year were $47.7 million at September 30, 2007. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain with us. We are committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the Federal Home Loan Bank, will be carefully considered as we monitor our liquidity needs. Therefore, in order to minimize its cost of funds, we may consider additional borrowings from the Federal Home Loan Bank in the future.

     At September 30, 2007, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (Tier 1) capital at September 30, 2007 was $63.4 million, or 20.21% of adjusted assets. In order to be classified as "well-capitalized" by the OTS, the Bank is required to have leverage (Tier 1) capital of $15.6 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0% or greater. At September 30, 2007, the Bank had a total risk-based capital ratio of 27.80% .

     The Company paid cash dividends of $0.24 per share during the nine-month period ended September 30, 2007 totaling $1.9 million.

     During 2007, the Company's Board of Directors authorized the repurchase of 838,100 of the Company's outstanding common shares. Through September 30, 2007, $8.2 million was expended to repurchase 666,772 shares.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There has been no material change in the Company's interest rate risk profile since December 31, 2006. For a more complete discussion of the Company's asset and liability management policies see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Management of Interest rate Risk" in Exhibit 13.1 to the Company's 2006 Form 10-K.

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

      The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in rule 10b-18 (a)(3) under the Securities Exchange Act of 1934) of the Company's common stock during the quarter ended September 30, 2007.

COMPANY PURCHASES OF EQUITY SECURITIES

(d) Maximum
			(c) Total Number of	Number (or
			Shares (or Units)	Approximate
			Purchased as Part of	Dollar Value) of
			Publicly Announced	Shares (or Units)
			Plans or Programs	that may yet be
	(a) Total Number			Purchased under
	of Shares (or	(b) Average Price		the Plans or
	Units) Purchased	Paid per Share		Programs
Period		(or Unit)
July 1, 2007	143,400	$12.03	143,400	413,528
through July 31,
2007
August 1, 2007	196,300	$11.96	196,300	217,228
through August
31, 2007
September 1,	45,900	$11.95	45,900	171,328
2007 through
September 30,
2007
Total	385,600	$11.99	385,600	171,328

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)
3.2	Bylaws of New Rome Bancorp, Inc. (1)
4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)
10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)
10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The
Rome Savings Bank. (1)
10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)
10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)
10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)
10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)
10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)
10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)
10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome
Bancorp, Inc. (5)
10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)
10.14	10.14 Rome Bancorp, Inc. 2006 Stock Option Plan. (7)
10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)
31.1	Rule 13a-14a/15d-14a Certification.
31.2	Rule 13a-14a/15d-14a Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

____________________

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

ROME BANCORP, INC.

Name	Title	Date

/s/ Charles M. Sprock	Chairman of the Board,	November 7, 2007
Charles M. Sprock	President and Chief
Executive Officer
(Principal Executive
Officer)

/s/ David C. Nolan	Executive Vice President	November 7, 2007
David C. Nolan	and Chief Financial
Officer (Principal
Financial Officer)