Form 10-K
period 2007-12-31
ROME BANCORP INC
filed 2008-03-10
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

          Based on the closing sales price on June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was $76,810,000.

Rome Bancorp had 7,613,215 shares of common stock outstanding as of March 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement pursuant to Regulation 14A to be issued by the registrant in connection with the 2008 Annual Meeting and portions of the 2007 Annual Report to Shareholders for the fiscal year ended December 31, 2007 are incorporated by reference into Parts II and III of this report.

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

          Rome Savings is a community and customer-oriented retail savings bank that offers traditional deposit products, residential real estate mortgage loans and consumer, commercial and commercial real estate loans. In addition, Rome Savings purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities and other investments permitted by applicable laws and regulations. At December 31, 2007, Rome Bancorp had assets of $318.1 million, deposits of $203.0 million and stockholders’ equity of $69.0 million.

Business Strategy

          Our business is to hold Rome Savings. Our revenues are derived principally from interest on our loans and interest and dividends on our investment securities. Our primary sources of funds are deposits, payments of loan principal and mortgage-backed securities, maturities and calls of investment securities, and funds provided by operations.

Market Area

          Operations are conducted out of our executive office in Rome, New York and four branch offices located in Oneida County, New York, two of which are located in Rome, one in New Hartford, New York and one in Lee, New York. As of June 30, 2007, Rome Savings maintained a 5.47% share of all Oneida County, New York deposits, ranking seventh in size of deposits in Oneida County. Rome Savings also maintained a 41.27% market share of all reported funds on deposit in the City of Rome as of June 30, 2007, making it the largest depository institution in Rome.

          Our geographic market area for loans and deposits is principally Oneida County, New York. The local economy is not dependent on one key employer. The principal employment sectors are service-related (excluding financial industries), wholesale and retail trade, and manufacturing.

          Similar to national trends, most of the job growth currently realized in Oneida County has been in service related industries, and service jobs now account for the largest portion of the workforce. Our market area also includes a growing number of healthcare, engineering, software, and technical firms that have located in Oneida County in order to take advantage of its well-educated work force, including current and former military and defense industry personnel. Rome, New York is located 15 miles west of Utica and approximately 45 miles east of Syracuse. On occasion and depending on market conditions, we also originate loans in the greater New York City metropolitan area, typically through loan participations, and outside of New York State. At December 31, 2007, Rome Savings’ total loan portfolio consisted of $276.2 million in loans located in the State of New York, while $6.8 million of such loans consisted of loans made outside of New York.

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

Lending Activities

          General. Rome Savings has a long-standing commitment to originate commercial real estate, commercial and consumer loans, in addition to a traditional emphasis on residential lending. We currently retain substantially all of the loans that we originate, periodically selling longer term loans into the secondary market. At December 31, 2007, Rome Savings had total loans of $283.0 million, of which $155.0 million, or 54.77%, were one- to four-family residential mortgages and building loans. Of residential mortgage loans outstanding at that date, 27.91% were adjustable-rate mortgage loans and 72.09% were fixed-rate loans. The remainder of Rome Savings’ loans at December 31, 2007, amounting to $128.0 million, or 45.23% of total loans, consisted of commercial real estate, commercial loans, and consumer loans. Rome Savings originates commercial real estate and commercial business loans both within and outside of Oneida County, New York. As of December 31, 2007, 17.60% of Rome Savings’ loan portfolio was in commercial real estate loans and 10.29% was in commercial loans. In addition, as of December 31, 2007, 17.34% of Rome Savings’ loan portfolio was in consumer loans.

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

	2007		2006		2005		2004		2003

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans:

One- to four-family	$149,702	52.91%	$135,078	51.06%	$126,422	49.79%	$114,138	48.93%	$96,217	45.94%
Commercial real estate	49,795	17.60	54,493	20.60	52,748	20.78	49,364	21.16	50,239	23.98
Construction and land	5,258	1.86	2,562	0.97	3,317	1.31	5,469	2.34	4,197	2.00

Total mortgage loans	204,755	72.37	192,133	72.63	182,487	71.88	168,971	72.43	150,653	71.92

Commercial loans	29,127	10.29	24,189	9.14	23,832	9.39	21,507	9.22	19,171	9.15

Consumer loans:
Automobile	16,009	5.66	17,779	6.72	18,321	7.21	15,529	6.66	15,780	7.53
Property improvement	15,829	5.59	15,536	5.87	15,434	6.08	12,766	5.47	9,460	4.52
Other	17,232	6.09	14,900	5.64	13,804	5.44	14,499	6.22	14,401	6.88

Total consumer loans	49,070	17.34	48,215	18.23	47,559	18.73	42,794	18.35	39,641	18.93

Total loans	282,952	100.00%	264,537	100.00%	253,878	100.00%	233,272	100.00%	209,465	100.00%

Less: Allowance for loan losses	1,910		1,965		1,960		2,000		1,809

Loans, net	$281,042		$262,572		$251,918		$231,272		$207,656

          Loan Maturity. The following table presents the contractual maturity of our loan portfolio at December 31, 2007. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2007

	Residential Mortgage Loans	Commercial Real Estate Loans	Consumer Loans	Commercial Loans

				(In thousands)

Amounts due:
Within one year	$163	$4,684	$3,181	$12,048
After one year:
One to three years	481	2,269	10,594	2,981
Three to five years	2,043	1,268	16,540	2,580
Five to ten years	12,914	7,057	11,851	5,121
Ten to twenty years	52,213	29,419	4,061	3,192
After twenty years	84,594	7,650	2,843	3,205

Total due after one year	152,245	47,663	45,889	17,079

Total loans	$152,408	$52,347	$49,070	$29,127

          The following table presents, as of December 31, 2007, the dollar amount of all loans, due after December 31, 2008, and whether these loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2008

	Fixed	Adjustable	Total

	(In thousands)

Residential mortgage loans	$119,512	$32,733	$152,245
Commercial real estate loans	27,038	20,625	47,663
Consumer loans	32,958	12,931	45,889
Commercial loans	9,032	8,047	17,079

Total loans	$188,540	$74,336	$262,876

          The following table presents Rome Savings’ loan originations, purchases, sales, and principal payments for the periods indicated.

	For the Year Ended December 31,

	2007	2006	2005

Total loans:
Balance outstanding at beginning of period	$264,537	$253,878	$233,272

Originations:
Mortgage loans	39,297	40,043	41,872
Commercial and consumer loans	22,384	17,925	23,408

Total originations	61,681	57,968	65,280

Principal repayments:
Mortgage loans	26,675	29,180	26,560
Commercial and consumer loans	14,815	16,559	15,649

Total principal payments	41,490	45,739	42,209

Transfers to foreclosed real estate	52	99	83

Loan sales	1,491	1,099	1,695

Loans charged off	233	372	687

Balance outstanding at end of period	$282,952	$264,537	$253,878

          Residential Mortgage Lending. Rome Savings emphasizes the origination of mortgage loans secured by one to four-family properties that serve as the primary residence of the owner. Rome Savings does not originate subprime or interest only mortgage loans. As of December 31, 2007, loans on one-to four-family residential properties accounted for $152.5 million, or 53.89%, of Rome Savings’ total loan portfolio. Of residential mortgage loans outstanding on that date, 27.91% were adjustable-rate mortgage loans and 72.09% were fixed rate loans. Rome Savings may seek to expand its residential lending activities primarily through the marketing and sale to the secondary market of longer term fixed-rate mortgage loans. Management of Rome Savings believes that the expansion of Rome Savings’ residential lending will enhance its reputation as a service-oriented institution that meets the needs of its local community.

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

          As of September 2002, Rome Savings’ Board of Directors approved a plan to have residential lending policies and procedures conform to secondary market guidelines. In the future, Rome Savings’ may sell qualifying fixed-rate longer-term loans into the secondary market, but expects to continue to retain fixed rate loans with maturities of shorter terms. Rome Savings allows residential mortgage loans with a loan to value ratio up to 103%. All mortgages originated with a loan-to-value ratio of 90% or greater have Private Mortgage Insurance (“PMI”) with 25% to 35% coverage. Mortgages between 80 and 90% loan to value ratio may require PMI based on credit scores and other financial attributes of the applicants. These loans are self insured with risk built into a pricing add-on. PMI insurance is not required on loans with an 80% or less loan to value ratio. Rome Savings at times may originate mortgages outside of secondary market guidelines, tailored to the needs of its customers. Commitments issued in these situations are reviewed with the board on a monthly basis. Rome Savings also offers residential construction loans to customers in its primary lending market.

          Generally, Rome Savings will make construction loans up to 80% loan to value ratio and up to 95% with PMI. The program allows for mortgagors to receive up to five advances during the construction phase. Rome Savings uses third-party Board-approved inspectors to determine the advance amount and obtains a clear title report prior to making each advance. The loan converts to permanent financing at the end of six months from the initial closing whether the house is completed or not. The interest rate on the permanent financing is locked in at the time of application for the construction/permanent mortgage. Rome Savings receives at closing, in addition to standard fees and closing costs, up to 0.75% of the loan amount as additional income.

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

          During the year ended December 31, 2007, Rome Savings originated $12.2 million in adjustable-rate residential mortgage loans and $21.7 million in fixed-rate one- to four- family residential loans. Approximately 6.1% of all residential loan originations during fiscal 2007 were refinancings of loans already in Rome Savings’ portfolio. At December 31, 2007, Rome Savings’ loan portfolio included $42.4 million in adjustable-rate one to four-family residential mortgage loans, or 15.00% of its total loan portfolio, and $110.0 million in fixed-rate one to four-family residential mortgage loans, or 38.86% of its total loan portfolio.

          Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2007, our commercial real estate loan portfolio consisted of 174 loans, totaling $52.3 million, or 18.48%, of total loans. Most of the commercial real estate portfolio consists of loans which are collateralized by properties in our normal lending area. To a lesser extent, commercial real estate loans are secured by out of market properties. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.25. Commercial real estate lending involves additional risks compared with one-to-four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Rome Savings’ loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk.

          Rome Savings commercial real estate loan portfolio includes $2.5 million of construction loans. From time to time Rome Savings approves commercial construction mortgages. Recognizing the risks inherent to this type of lending, it is Rome Savings’ practice to minimize lending risk by carefully studying project feasibility, developing a detailed knowledge of the borrower/guarantor’s entire business operation, assessing both primary and secondary sources of repayment, and by structuring the credit in a manner appropriate to the project.

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

          Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At December 31, 2007, our commercial loan portfolio consisted of 370 loans, totaling $29.1 million, or 10.29% of total loans. A portion of Rome Savings’ commercial loans are participation loans. Unless otherwise structured as a mortgage on commercial real estate, such loans generally are limited to terms of five years or less. Substantially all such commercial loans have variable interest rates tied to the prime rate. Whenever possible, Rome Savings collateralizes these loans with a lien on commercial real estate or, alternatively, with a lien on business assets and equipment and the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

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

          Consumer Loans. Rome Savings offers a variety of consumer loans. At December 31, 2007, the consumer loan portfolio totaled $49.1 million or 17.34% of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. Rome Savings’ consumer loan portfolio consists primarily of property improvement loans (i.e., home equity loans and home equity lines of credit) and used automobile loans. To a lesser extent, the consumer loan portfolio also includes:

•	new automobile loans;

•	recreational vehicles, boats, and conversion vans;

•	motorcycles, ATVs, snowmobiles, and equipment loans;

•	secured passbook loans;

•	unsecured loans;

•	education loans; and

•	mobile or manufactured home loans.

          Rome Savings expects consumer lending to be an area of steady lending growth, with installment loans continuing to account for the major portion of our consumer lending volume. Automobile loans, which consist primarily of loans for used cars currently comprises the largest portion of the consumer loan portfolio at 32.62%. Rome Savings makes loans secured by deposit accounts up to 90% of the amount of the depositor’s savings account balance. Rome Savings also makes other consumer loans, which may or may not be secured. The terms of such loans vary depending on the collateral.

          Rome Savings provides home equity lines of credit for any purpose, using the applicant’s principal residence. The normal loan to value for these lines is 90%, with certain conditions allowing for up to 100%. This product has a ten-year interest-only draw period. During this period, principal reductions are at the applicant’s discretion. At the end of the ten-year period, any outstanding principal balance due is termed out over 15 years with payments to principal plus interest monthly. These lines have a variable interest at prime rate. Access to these lines is by customer checks. All closing costs are waived providing that the line remains open for at least three years. In addition, Rome Savings offers fixed rate amortizing installment home equity loans with terms of five to fifteen years.

          Rome Savings makes loans for automobiles, both new and used, directly to the borrowers. The term of automobile loans is generally limited to five years. The financial terms of the loans are determined by the age of the collateral. Rome Savings obtains a title lien on the vehicle and collision insurance policies are required on all these loans. Rome Savings pays a referral fee of no more than $225 to automobile dealers who refer it customers. There is no difference in the interest rates and terms offered to customers who are referred and those who are not.

          Consumer loans are generally originated at higher interest rates than residential mortgage loans, but also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciable assets. Despite these risks, Rome Savings’ level of consumer loan delinquencies generally has been low. No assurance can be given, however, that Rome Savings’ delinquency rate on consumer loans will continue to remain low in the future, or that we will not incur future losses on these activities.

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

One designated vice president of Rome Savings Bank has the authority to approve commercial loans up to $425,000 which are secured by liquid collateral and may approve other commercial loans up to $300,000. Another designated vice president of Rome Savings Bank has the authority to approve commercial loans up to $400,000 which are secured by liquid collateral and may approve other commercial loans up to $250,000. Rome Savings’ President and Chief Executive Office may approve commercial loans up to $650,000 which are secured by liquid collateral, and all other commercial loans up to $400,000. A combination of any two of these three officers may approve commercial loans up to $800,000 which are secured by liquid collateral. Any two may approve all other commercial loans up to $500,000. Any commercial loan request in excess of the approval authority outlined above must be presented to the bank’s Lending Committee, Executive Committee, or Board of Directors for approval.

One designated vice president of Rome Savings Bank has the authority to approve commercial mortgages up to $325,000 and another vice president has the authority to approve commercial mortgages up to $300,000. Rome Savings’ President and Chief Executive Officer has authority to approve commercial mortgages up to $500,000. A combination of any two of these three officers may approve a commercial mortgage up to $700,000. Any commercial mortgage request in excess of the approval authorities outlined above must be presented to Rome Savings’ Lending Committee, Executive Committee, or Board of Directors for approval.

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

          Current Lending Procedures. Upon receipt of a completed loan application from a prospective borrower, Rome Savings orders a credit report and verifies certain other information. If necessary, Rome Savings obtains additional financial or credit related information. Rome Savings requires an appraisal for all mortgage loans, including loans made to refinance existing mortgage loans. Appraisals are performed by licensed or certified third-party appraisal firms that have been approved by Rome Savings’ Board of Directors. Rome Savings requires title insurance on all secondary market mortgage loans and certain other loans. Rome Savings requires borrowers to obtain hazard insurance, and if applicable, Rome Savings may require borrowers to obtain flood insurance prior to closing. Also available to borrowers is the option to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which Rome Savings makes disbursements for items such as real estate taxes, flood insurance, and private mortgage insurance premiums, if required.

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

          Rome Savings sends the “right to cure” foreclosure notice when a loan is approximately 75 days delinquent. This contains a “right to cure” clause that gives the customer the terms that must be met within 30 days of the date the letter is sent in order to avoid foreclosure action. After this letter expires, Rome Savings sends the loan to committee for approval to foreclose. Rome Savings commences foreclosure if the loan is not brought current by the 120th day of delinquency unless specific limited circumstances warrant an exception. Rome Savings holds property foreclosed upon as other real estate owned. Rome Savings carries foreclosed real estate at its fair market value less estimated selling costs. If a foreclosure action is commenced and the loan is brought current, paid in full, or refinanced before the foreclosure sale, Rome Savings either sells the real property securing the loan at the foreclosure sale or sells the property as soon thereafter as practical. The collection procedures for Federal Housing Association (“FHA”) and Veterans’ Administration (“VA”) one to four-family mortgage loans follow the collection guidelines outlined by those agencies.

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

          Non-Performing Assets. Non-performing assets totaled $1.1 million at both December 31, 2007 and December 31, 2006.

          The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

		At December 31,

	2007	2006	2005	2004	2003

	(Dollars in thousands)
Nonaccruing loans:
Mortgage loans	$653	$575	$539	$362	$689
Commercial loans	271	423	216	268	513
Consumer loans	44	98	117	113	138

Total	968	1,096	872	743	1,340
Accruing loans delinquent 90 days or more	35	8	75	86	66

Total non-performing loans	1,003	1,104	947	829	1,406
Foreclosed real estate, net	97	45	—	—	202

Total non-performing assets	$1,100	$1,149	$947	$829	$1,608

Non-performing loans to total loans	0.35%	0.42%	0.37%	0.36%	0.67%
Non-performing assets to total assets	0.35%	0.38%	0.31%	0.31%	0.61%

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

          We define the population for evaluation of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company’s recorded investment in loans that are considered impaired totaled $180,000 and $318,000 at December 31, 2007 and 2006, respectively. If all non-accrual loans had been current in accordance with their terms during the year ended December 31, 2007, 2006 and 2005, interest income on such loans would have amounted to $78,000, $75,800 and $62,500, respectively. At December 31, 2007, Rome Savings had no loans which were considered to be a “troubled debt restructuring” as defined in SFAS No. 15.

          Allowance for Loan Losses. The following table sets forth activity in Rome Savings’ allowance for loan losses and other ratios at or for the dates indicated.

		At December 31,

	2007	2006	2005	2004	2003

	(Dollars in thousands)
Balance at beginning of year	$1,965	$1,960	$2,000	$1,809	$1,730
Provision for loan losses	50	147	115	390	510
Charge-offs:
Mortgage loans	—	19	18	47	160
Commercial loans	78	50	174	31	85
Consumer loans	155	303	495	306	295

Total	233	372	687	384	540
Recoveries
Mortgage loans	1	10	4	12	—
Commercial loans	21	79	419	36	3
Consumer loans	106	141	109	137	106

Total	128	230	532	185	109

Net charge-offs	105	142	155	199	431

Balance at end of year	$1,910	$1,965	$1,960	$2,000	$1,809

Ratio of net charge-offs to average loans outstanding during the period	0.04%	0.06%	0.06%	0.09%	0.22%
Allowance for loan losses as a percent of loans	0.68%	0.74%	0.77%	0.86%	0.86%
Allowance for loan losses as a percent of non-performing loans	190.40%	177.99%	207.00%	241.25%	128.66%

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

          For the year ended December 31, 2007, we increased our allowance for loan losses through a $50,000 provision for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses accurately reflects the level of risk in the loan portfolio. In addition to the non-performing loans, management has identified, through normal internal credit review procedures, $4.5 million in “potential problem loans” at December 31, 2007. Payments are current on $2.9 million or 64.28% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. Rome Savings will continue to be aggressive in identifying, monitoring and resolving potential problem loans. See “Management’s Discussion and Analysis - Comparison of Results of Operations for the Years Ended December 31, 2007, 2006 and 2005 - Provision for Loan Losses” incorporated into this document by reference to the Annual Report attached hereto as Exhibit 13.1.

          The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	At December 31,

	2007		2006		2005		2004		2003

	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans

	(Dollars in thousands)
Mortgage loans:
One to four-family	$141	52.91%	$117	51.06%	$129	49.79%	$236	48.93%	$192	45.94%
Commercial real estate	618	17.60	721	20.60	664	20.78	828	21.16	702	23.98
Construction & land	0	1.86	0	0.97	0	1.31	0	2.34	0	2.00

Total mortgage loans	759	72.37	838	72.63	793	71.88	1,064	72.43	894	71.92

Commercial loans	689	10.29	667	9.14	712	9.39	592	9.22	619	9.15

Consumer loans	462	17.34	460	18.23	455	18.73	344	18.35	296	18.93

Total allowance for loan losses	$1,910	100.00%	$1,965	100.00%	$1,960	100.00%	$2,000	100.00%	$1,809	100.00%

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

          Rome Savings classifies securities as held to maturity or available for sale at the date of purchase. Held to maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available for sale securities are reported at fair market value. Rome Savings classifies U.S. Government securities and U.S. Government agency securities, as available for sale. These securities predominately have maturities of less than five years although Rome Savings also invests in adjustable rate U.S. Government agency securities with maturities up to 15 years. Rome Savings’ mortgage-backed securities, all of which are directly or indirectly insured or guaranteed by the Federal Home Loan Mortgage Corporation (“FHLMC”), Government National Mortgage Association (“GNMA”) or Federal National Mortgage Association (“FNMA”), consist of both 30-year securities and seven-year balloon securities. The latter are so named because they mature (i.e., balloon) prior to completing their normal 30-year amortization. The 30-year mortgage-backed securities are classified as held to maturity while the seven-year balloon securities are classified as available for sale.

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

	At December 31,

	2007		2006		2005

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities

GNMA	$14	$15	$28	$29	$48	$51
FHLMC	1	1	2	2	3	3
U.S. Government securities	1,001	1,048	1,001	997	1,208	1,193
Other bonds	131	131	147	147	181	181

Total held to maturity	1,147	1,195	1,178	1,175	1,440	1,428

Available for sale:
U.S. Government agencies	—	—	383	397	872	908
State and Municipal obligations	1,255	1,284	2,335	2,377	4,506	4,595

Mortgage-backed securities
FHLMC	259	261	336	339	570	583
FNMA	45	45	58	58	77	77
Corporate bonds	—	—	—	—	2,008	2,017

Total available for sale debt securities	1,559	1,590	3,112	3,171	8,033	8,180

Equity securities	1,137	1,084	1,137	1,148	1,491	1,486

Total available for sale	2,696	2,674	4,249	4,319	9,524	9,666

FHLB stock	2,344	2,344	1,344	1,344	776	776

Total investment securities	$6,187	$6,213	$6,771	$6,838	$11,740	$11,870

          Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for Rome Savings’ debt securities at December 31, 2007.

	One Year or Less		More Than One Year less than Five Years		More Than Five Years less than Ten Years		More Than Ten Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

				(Dollars in thousands)
Available for sale securities:
State and municipal obligations (1)	$650	6.87%	$333	6.81%	$301	6.90%	—	—	$1,284	6.86%

Mortgage-backed securities	222	5.68%	84	5.69%	—	—	—	—	306	5.68%

Held to maturity securities:
U.S. Government securities	—	—	1,001	4.59%	—	—	—	—	1,001	4.59%
Mortgage-backed securities	—	—	15	11.35%	—	—	—	—	15	11.35%
Other	—	—	—	—	—	—	$131	5.66%	131	5.66%

Total debt securities	$872	6.56%	$1,433	5.24%	$301	6.90%	$131	5.66%	$2,737	5.87%

(1)	Yields are presented on a tax-equivalent basis.

Deposit Activity and Other Sources of Funds

          General. Deposits, borrowings, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis – Liquidity and Capital Resources” incorporated into this document by reference to the Annual Report attached as Exhibit 13.1.

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

          When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 63.9% and 66.1% of total deposits on December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, time deposits with remaining terms to maturity of less than one year amounted to $46.4 million and $43.9 million, respectively. See “Management’s Discussion and Analysis - Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2007, 2006 and 2005.

          At December 31, 2007, we had $15.0 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount

(In thousands)
Three months or less	$3,619
Over three months through six months	2,083
Over six months through 12 months	3,104
Over 12 months	6,163

Total	$14,969

          Borrowings. At December 31, 2007, we had outstanding borrowings of $40.3 million which were used to fund loan growth, purchase treasury stock and finance other investments. In the future, we expect to continue to utilize borrowings as a funding source and may borrow funds pursuant to repurchase agreements, whereby we sell an asset with an agreement to repurchase it at some future date. We are a member of the Federal Home Loan Bank of New York and have available a line of credit of $60.4 million, of which $37.4 million remained available at December 31, 2007.

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

Employees

           At December 31, 2007, Rome Savings had 100 full-time employees and 2 part-time employees. Rome Savings’ employees are not represented by a collective bargaining agreement, and Rome Savings considers its relationship with its employees to be good.

REGULATION AND SUPERVISION.

General

           Rome Bancorp is regulated as a savings and loan holding company by the Office of Thrift Supervision (the “OTS”). Rome Savings, as a federally-chartered savings bank, is subject to regulation, examination and supervision by the OTS, as its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as its deposit insurer. Rome Savings must file reports with the OTS concerning its activities and financial condition. Rome Bancorp is also required to file reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under the federal securities laws.

           The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the Bank’s capital levels, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, the SEC or the Congress, could have a material adverse impact on Rome Bancorp, Rome Savings, and their operations and stockholders.

Regulation of Federal Savings Associations

           Business Activities. Rome Savings derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and OTS regulations. Under these laws and regulations, Rome Savings may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. Rome Savings may also establish service corporations that may engage in activities not otherwise permissible for Rome Savings, including certain real estate equity investments and securities and brokerage activities. Rome Savings’ authority to make certain types of loans or other investments is limited by federal law and regulation.

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

           QTL Test. Under federal law, Rome Savings must comply with the qualified thrift lender, or “QTL” test. Under the QTL test, Rome Savings is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, Rome Savings’ total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct Rome Savings’ business.

           Rome Savings may also satisfy the QTL test by qualifying as a A domestic building and loan association@ as defined in the Internal Revenue Code of 1986. Rome Savings met the QTL test at December 31, 2007, and in each of the prior 12 months, and therefore is a “qualified thrift lender.” If Rome Savings fails the QTL test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

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

          The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies and certain other assets to 100% for consumer, commercial, home equity and construction loans and certain other assets, as assigned by the OTS capital regulations based on the risks found by the OTS to be inherent in the type of asset.

          Tangible capital is defined, generally, as common stockholder’s equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangible assets (other than certain servicing rights and nonsecurity financial instruments) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (or tier 1 capital) is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital (or tier 2 capital) includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in supplementary capital. The allowance for loan and lease losses includable in tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

          At December 31, 2007, Rome Savings met and exceeded each of its capital requirements. The table below presents Rome Savings’ regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2007:

	Bank	Capital Requirements	Excess Capital

	(In thousands)

Tangible capital	$64,315	$9,534	$54,781
Core capital	$64,315	$9,534	$54,781
Risk-based capital	$65,899	$19,011	$46,888

          Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, Rome Savings has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for Rome Savings nor does it limit Rome Savings’ discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Rather, the CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Rome Savings received a “Satisfactory” CRA rating in its most recent examination.

          The CRA regulations rate an institution on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

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

          Transactions with Affiliates. Rome Savings’ authority to engage in transactions with its “affiliates” is limited by the Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the Federal Reserve Board’s Regulation W, as made applicable to federal savings associations by the HOLA and the OTS regulations. In general, these transactions must be on terms which are as favorable to Rome Savings as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transaction” are subject to quantitative limits based on a percentage of Rome Savings’ capital, thereby restricting the total dollar amount of transactions Rome Savings may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from Rome Savings. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

          Loans to Insiders. Rome Savings’ authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board, as made applicable to federal savings associations by the HOLA and the OTS regulations. Among other things, these provisions require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with third parties and that do not involve more that the normal risk of repayment or present other features that are unfavorable to Rome Savings; and

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

          Standards for Safety and Soundness. Pursuant to the Federal Deposit Insurance Act, the OTS has

adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

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

          Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on Rome Savings’ ability to make capital distributions, including the payment of cash dividends. A savings association that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. Rome Savings must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to Rome Savings’ net income for that year plus Rome Savings’ retained net income for the previous two years.

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

          At December 31, 2007, Rome Savings met the criteria for being considered “well-capitalized.” When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

          Insurance of Deposit Accounts. Rome Savings is a member of the Deposit Insurance Fund maintained by the FDIC, and Rome Savings pays its deposit insurance assessments to the Deposit Insurance Fund. The

Deposit Insurance Fund was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (“DIF Act”). In addition to merging the insurance funds, the DIF Act established a statutory minimum and maximum designated reserve ratio for the Deposit Insurance Fund and granted the FDIC greater flexibility in establishing the required reserve ratio. In its regulations implementing the DIF Act, the FDIC has set the current annual designated reserve ratio for the Deposit Insurance Fund at 1.25%.

          In order to maintain the Deposit Insurance Fund, member institutions are assessed an insurance premium. The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the Deposit Insurance Fund. Under the assessment system, the FDIC assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates currently range from 0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The FDIC is authorized to raise the assessment rates as necessary to maintain the Deposit Insurance Fund. The Bank’s assessment rate at December 31, 2007 was 0%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

          In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2007, the Federal Deposit Insurance Corporation assessed Deposit Insurance Fund-insured deposits 1.14 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017.

          Federal Home Loan Bank System. Rome Savings is a member of the Federal Home Loan Bank (the “FHLB”) of New York, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Rome Savings, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York. While the required percentages of stock ownership are subject to change by the FHLB, Rome Savings was in compliance with this requirement with an investment in FHLB of New York stock at December 31, 2007 of $2.3 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

          Federal Reserve System. Under regulations of the FRB, Rome Savings is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations exempt $8.5 million of otherwise reservable balances from the reserve requirements. A 3% reserve is required for transaction account balances over $8.5 million and up to $45.8 million. Transaction account balances over $45.8 million are subject to a reserve requirement of $1,119,000 plus 10% of any amount over $45.8 million. Rome Savings is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

          Prohibitions Against Tying Arrangements. Federal savings associations are subject to prohibitions on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

•

financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

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

Regulation of Savings and Loan Holding Companies

          Rome Bancorp is a savings and loan holding company regulated by the OTS. As such, Rome Bancorp is registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over Rome Bancorp and any of its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the FRB.

          The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under the HOLA) of another savings association without prior OTS approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring (i) through mergers, consolidation or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such association or company without prior OTS approval; and (ii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution association that is approved by the OTS).

          A savings and loan holding company may not acquire as a separate subsidiary a savings association that has a principal office outside of the state where the principal office of its subsidiary savings association is located, except (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if such holding company controls a subsidiary savings association that operated a home or branch office in such additional state as of March 5, 1987; or (iii) if the laws of the home state of the savings association to be acquired specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

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

          The Sarbanes-Oxley Act. As a public company, Rome Bancorp is subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

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

          Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers. The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Rome Savings, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

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

          Quotation on Nasdaq. Rome Bancorp’s common stock is quoted on The Nasdaq Global Market. In order to maintain such quotation, Rome Bancorp is subject to certain corporate governance requirements, including:

•	a majority of its board must be composed of independent directors;

•

it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by the rules of the National Association of Securities Dealers (“NASD”) and by the Exchange Act regulations;

•	its nominating committee and compensation committee must also be composed entirely of independent directors; and

•	each of the audit committee, and nominating committee must have a publicly available written charter.

ITEM 1A.	RISK FACTORS

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

          Our return on equity is low compared to other companies. Net earnings divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on average equity amounted to 4.14% and 2.91% in 2007 and 2006, respectively.

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

          If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. We document, review and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Both we and our independent registered public accounting firm test our internal controls in connection with the Section 404 requirements and could identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Any such failure could also adversely affect our assessment of the effectiveness of our “internal control over financial reporting.” Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our stock.

          We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations. We are subject to extensive regulation, supervision and examination by the OTS and by the FDIC, as insurer of deposits. Such regulation and supervision governs the activities in which Rome Savings and we may engage and are intended primarily for the protection of the insurance fund and deposits of Rome Savings. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of Rome Savings, the classification of its assets and the adequacy of its allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing holding companies, could have a material impact on the combined operations of us and Rome Savings.

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

          We conduct our business through our executive office, operations center, which includes both the Mortgage Center and the Accounting Center listed below, and four banking offices. In addition, we have purchased land in Oneida, New York for potential expansion into that market. At December 31, 2007, the net book value of the computer equipment and other furniture, fixtures and equipment of Rome Savings and Rome Bancorp at their offices totaled $1,191,000. For more information, see Note 5 of Notes to Consolidated Financial Statements, in the Annual Report attached as Exhibit 13.1.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2007

			(In thousands)
Executive Office:
100 West Dominick St.
Rome, NY	Owned	1956	$1,145

Branch Offices:
1629 Black River Boulevard
Rome, NY	Owned	1963	217

1300 Erie Boulevard
Rome, NY	Owned	1997	983

82 Seneca Turnpike
New Hartford, NY	Owned	1983	95

Rt. 26 and Elmer Hill Rd
Lee, NY	Owned	2006	1,694

Mortgage Center:
137 West Dominick Street
Rome, NY	Owned	2002	435

Accounting Center:
139 West Dominick Street
Rome, NY	Owned	1995	345

Undeveloped Land:
Oneida, NY	Owned	2006	463

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following information included in the Annual Report attached hereto as Exhibit 13.1 is incorporated herein by reference: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The following information included in the Annual Report attached hereto as Exhibit 13.1 is incorporated herein by reference: “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following information included in the Annual Report attached hereto as Exhibit 13.1 is incorporated herein by reference: “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting,” “Report of Independent Registered Public Accounting Firm on Financial Statements,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements.”

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

          Management’s annual report on internal control over financial reporting appears in the Company’s Annual Report to Shareholders for the year ended December 31, 2007, which is included as Exhibit 13.1 of this report, and is incorporated herein by reference.

          The attestation report of the Company’s registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting appears in the Company’s Annual Report to Shareholders for the year ended December 31, 2007, which is included as Exhibit 13.1 of this report, and is incorporated herein by reference.

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

          The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]

	(a)	(b)	(c)
Equity compensation plans approved by security holders	359,446	$12.68	490,061

Equity compensation plans not approved by security holders	—	—	—

Total	359,446	$12.68	490,061

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

(a) The following financial statements included in the Annual Report attached hereto as Exhibit 13.1 are incorporated herein by reference:

Report of Independent Registered Accounting Firm on Financial Statements
Consolidated Balance Sheets - At December 31, 2007 and 2006;
Consolidated Statements of Income - Years Ended December 31, 2007, 2006 and 2005;
Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended December 31, 2007, 2006 and 2005;
Consolidated Statements of Cash Flows - Years Ended December 31, 2007, 2006 and 2005; and
Notes to Consolidated Financial Statements - Years Ended December 31, 2007, 2006 and 2005

(b) The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)
3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)
3.2	Bylaws of New Rome Bancorp, Inc. (1)
4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)
10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)
10.5	Amended and restated form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (8)
10.6	Amended and restated form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (8)
10.7	Amended and Restated form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (8)
10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)
10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)
10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)
10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)
10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)
10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)
10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)
10.15	Rome Bancorp, inc. 2006 Recognition and Retention Plan. (7)
13.1	Annual Report to Shareholders for the Year Ended December 31, 2007.
14.1	Code of Conduct and Ethics. (7)
21.1	Subsidiaries of the Company. (1)
23.1	Consent of Crowe Chizek and Company LLC.
31.1	Rule 13a-14a/15d-14a Certifications
32.1	Section 1350 Certifications

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.
(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.
(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.
(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.
(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.
(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.
(7)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-8 filed with the commission on May 19, 2006, as amended.
(8)	Incorporated by reference to Rome Bancorp Inc.’s Form 8-K filed with the commission on December 3, 2007.

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

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board,	March 7, 2008
President and Chief
Charles M. Sprock	Executive Officer
(Principal Executive Officer)

/s/David C. Nolan	Executive Vice-President and Chief	March 7, 2008
Financial Officer
David C. Nolan	(Principal Financial Officer)

/s/Bruce R. Engelbert	Director	March 7, 2008

Bruce R. Engelbert

/s/David C. Grow	Director	March 7, 2008

David C. Grow

/s/Kirk B. Hinman	Director	March 7, 2008

Kirk B. Hinman

/s/Michael J. Valentine	Director	March 7, 2008

Michael J. Valentine

/s/Dale A. Laval	Director	March 7, 2008

Dale A. Laval

/s/John A. Reinhardt	Director	March 7, 2008

John A. Reinhardt