Form 10-Q
period 2008-03-31
ROME BANCORP INC
filed 2008-05-08
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission file number 000-27481

Rome Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1573070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 West Dominick Street, Rome, NY 13440-5810
(Address of Principal executive offices)
(315) 336-7300
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

     Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller Reporting Company

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes         No  X

     Indicate the number of shares outstanding of each class of issuer's classes of common stock as of the last practicable date:

Outstanding at
Class	May 5, 2008
Common Stock, par value $0.01	7,399,415

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited):
	CONDENSED CONSOLIDATED BALANCE SHEET	3
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	4
	CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
	AND COMPREHENSIVE INCOME	5
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
	STATEMENTS	8

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21
ITEM 4.	CONTROLS AND PROCEDURES	21

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	22
ITEM 1A.	RISK FACTORS	22
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
ITEM 5.	OTHER INFORMATION	23
ITEM 6.	EXHIBITS	23

	SIGNATURES	24

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
March 31, 2008 and December 31, 2007
(in thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2008	2007
Assets

Cash and due from banks	$7,131	$6,978
Federal funds sold and other short-term investments	1,215	1,040
Total cash and cash equivalents	8,346	8,018
Securities available for sale, at fair value	2,607	2,674
Securities held to maturity (fair value of $1,560 and $1,195 at March 31, 2008 and December 31, 2007, respectively)	1,468	1,147
Federal Home Loan Bank Stock	2,533	2,344
Loans	286,263	282,952
Less: Allowance for loan loss	(1,908)	(1,910)
Net loans	284,355	281,042
Premises and equipment, net	6,474	6,568
Accrued interest receivable	1,044	1,124
Bank-owned life insurance	8,696	8,598
Other assets	6,935	6,616
Total assets	$322,458	$318,131

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$29,701	$29,509
Savings	82,015	79,750
Money market	8,850	7,406
Time	72,673	73,209
Other interest bearing	13,186	13,158
Total deposits	206,425	203,032
Borrowings	44,268	40,333
Other liabilities	6,358	5,729
Total liabilities	257,051	249,094

Shareholders' equity
Common Stock, $.01 par value; authorized: 30,000,000 shares; issued and outstanding 9,891,515 and 7,443,515 shares at March 31, 2008 and 9,891,515 and 7,788,415 shares at December 31, 2007	99	99
Additional paid-in capital	62,073	61,884
Retained earnings	36,298	36,179
Accumulated other comprehensive income (loss)	(320)	(376)
Treasury stock 2,448,000 shares at March 31, 2008 and 2,103,100 shares at December 31, 2007	(30,536)	(26,488)
Unallocated shares of employee stock ownership plan (ESOP): 358,715 shares at March 31, 2008 and 370,206 shares at December 31, 2007	(2,207)	(2,261)
Total shareholders' equity	65,407	69,037
Total liabilities and shareholders' equity	$322,458	$318,131

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2008 and 2007
(in thousands, except share data)
(unaudited)

	For the three months ended
	March 31,
	2008	2007
Interest income:
Loans	$4,419	$4,255
Securities	81	75
Other short-term investments	9	14
Total interest income	4,509	4,344

Interest expense:
Deposits	902	782
Borrowings	370	263
Total interest expense	1,272	1,045

Net interest income	3,237	3,299

Provision for loan losses	-	-
Net interest income after provision for loan losses	3,237	3,299

Non-interest income:
Other	514	526
Total non-interest income	514	526

Non-interest expense:
Salaries and employee benefits	1,611	1,406
Building, occupancy and equipment	480	455
Other	655	661
Total non-interest expense	2,746	2,522

Income before income tax expense	1,005	1,303
Income tax expense	305	466
Net income	$700	$837

Basic earnings per share	$0.10	$0.11
Diluted earnings per share	$0.10	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the Three Months Ended March 31, 2008 and 2007
(in thousands, except share and per share data) (unaudited)

					Accumulated
		Additional			other	Unallocated
	Common	Paid-in	Retained	Treasury	comprehensive	ESOP
	stock	Capital	earnings	Stock	Income (loss)	shares	Total
Balances at January 1, 2007	$97	$60,712	$35,643	$(16,307)	$(633)	$(2,481)	$77,031
Comprehensive income:
Net Income	-	-	837	-	-	-	837
Other comprehensive loss	-	-		-	(13)	-	(13)
Total comprehensive income							824
Purchase of 135,000 treasury shares	-	-	-	(1,719)	-	-	(1,719)
Amortization of unearned compensation	-	64	-	-	-	-	64
Dividends paid ($0.08 per share)	-	-	(655)	-	-	-	(655)
Exercise of stock options	2	435	-	-	-	-	437
ESOP shares released for
allocation (11,491 shares)	-	89	-	-	-	55	144
Balances at March 31, 2007	$99	$61,300	$35,825	$(18,026)	$(646)	$(2,426)	$76,126

Balances at January 1, 2008	$99	$61,884	$36,179	$(26,488)	$(376)	$(2,261)	$69,037
Comprehensive income:
Net Income	-	-	700	-	-	-	700
Other comprehensive income	-	-	-	-	56	-	56
Total comprehensive income							756
Purchase of 344,900 treasury shares	-	-	-	(4,048)	-	-	(4,048)
Effect of changing pension plan
measurement date pursuant to
FAS No. 158	-	-	48	-	-	-	48
Amortization of unearned compensation	-	110	-	-	-	-	110
Dividends paid ($0.085 per share)	-	-	(629)	-	-	-	(629)
ESOP shares released for
allocation (11,491 shares)	-	79	-	-	-	54	133
Balances at March 31, 2008	$99	$62,073	$36,298	$(30,536)	$(320)	$(2,207)	$65,407

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(unaudited) (in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$700	$837
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	148	136
Decrease in accrued interest receivable	80	14
Provision for loan losses	-	-
Net accretion on securities	(1)	(3)
Proceeds from sales of loans	285	645
Net gain on loans sold	(5)	(7)
Originations of loans held for sale	(280)	(638)
Loss on sale of other real estate	3	-
Increase (decrease) in other liabilities	629	(442)
Increase in cash surrender value of life insurance	(98)	(94)
(Increase) decrease in other assets	(275)	261
Allocation of ESOP shares	133	144
Amortization of unearned compensation	110	64
Net cash provided by operating activities	1,429	917

Cash flows from investing activities:
Net increase in loans	(3,313)	(4,184)
Proceeds from maturities and principal reductions of securities available for sale	28	283
Purchases of Federal Home Loan Bank stock	(189)	(190)
Purchases of securities held to maturity	(326)	-
Proceeds from maturities and principal reductions of securities held to maturity	6	9
Proceeds from sale of real estate owned	94	-
Additions to premises and equipment	(52)	(468)
Net cash used in investing activities	(3,752)	(4,550)

Cash flows from financing activities:
(Decrease) increase in time deposits	(536)	204
Increase in other deposits	3,929	2,185
Repayments of borrowings	(365)	(2,456)
Additional borrowings	4,300	5,600
Purchase of treasury stock	(4,048)	(1,719)
Dividends paid	(629)	(655)
Exercise of stock options	-	437
Net cash provided by financing activities	2,651	3,596

Net increase (decrease) in cash and cash equivalents	328	(37)
Cash and cash equivalents at beginning of period	8,018	7,858
Cash and cash equivalents at end of period	$8,346	$7,821

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(unaudited) (in thousands)

	2008	2007
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfers from loans to other real estate	$174	$-
Cash paid during the period for:
Interest	1,209	1,053

Income taxes	140	7

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)     The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of March 31, 2008 and December 31, 2007 and for the three month periods ended March 31, 2008 and 2007. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

The data in the condensed consolidated balance sheet for December 31, 2007 was derived from the Company's 2007 Annual Report on Form 10-K. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the 2007 consolidated financial statements, including the notes thereto included in the Company's Annual Report on Form 10-K.

Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

(2)     Earnings Per Share

The following summarizes the computation of earnings per share for the three-month periods ended March 31, 2008 and 2007.

Three months ended March 31
(in thousands, except share and per share data)

	Three months ended
	2008	2007
Basic earnings per share:
Income available to common shareholders	$700	$837
Weighted average basic shares outstanding	7,171	7,927

Basic earnings per share	$0.10	$0.11

Diluted earnings per share:
Income available to common shareholders	$700	$837
Weighted average basic shares outstanding	7,171	7,927
Effect of dilutive securities:
Stock options	5	51
Unearned compensation	87	98
Weighted average diluted shares outstanding	7,263	8,076

Diluted earnings per share	$0.10	$0.10

(3)     Other Comprehensive Income (Loss)

	Three months ended
	March 31,

	2008	2007
Pension and postretirement adjustments	$132	$10
Net change in unrealized gain (loss) on available-for-sale securities arising during the period	(39)	(31)
Other comprehensive (income) loss, before tax	93	(21)
Deferred tax expense (benefit)	37	(8)

Other comprehensive income (loss)	56	(13)
Net income	700	837
Total comprehensive income	$756	$824

(4)   Securities

     Securities are summarized as follows:

	March 31, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
	Cost	value	cost	value
	( in thousands)
Available-for-sale:
State and municipal obligations	$1,255	$1,290	$1,255	$1,284
Mortgage-backed securities
FNMA	40	40	45	45
FHLMC	235	239	259	261

Total debt securities	1,530	1,569	1,559	1,590

Equity and other securities	1,137	1,038	1,137	1,084

Total available for sale	$2,667	$2,607	$2,696	$2,674

Held-to-maturity:
U.S. Government securities	$1,327	$1,418	$1,001	$1,048
Mortgage-backed securities
GNMA	12	13	14	15
FHLMC	1	1	1	1
Other bonds	128	128	131	131

Total held to maturity	$1,468	$1,560	$1,147	$1,195

FHLB stock	$2,533	$2,533	$2,344	$2,344

Securities pledged at March 31, 2008 and December 31, 2007 had a carrying amount of $1.3 million and $1.0 million, respectively. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

(5)   Loans

Loans are summarized as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Mortgage loans:
Residential (1-4 family)	$154,084	$149,702
Commercial	48,751	49,795
Construction and land	3,304	5,258

Total Mortgage loans	206,139	204,755
Other loans:
Commercial	32,170	29,127
Automobile loans	15,001	16,009
Property improvement and equipment	15,938	15,829
Other consumer	17,015	17,232

Total Other loans	80,124	78,197

Total Loans	$286,263	$282,952

Changes in the allowance for loan losses are summarized as follows:

	Three months ended
	March 31,
	(in thousands)
	2008	2007

Balance at beginning of period	$1,910	$1,965
Provision charged to operations	-	-
Loans charged off	(22)	(29)
Recoveries	20	38

Balance at end of period	$1,908	$1,974

     The Company's recorded investment in loans that are considered impaired totaled $180,000 at both March 31, 2008 and December 31, 2007. These impaired loans carried allowances of $45,000 at both March 31, 2008 and at December 31, 2007. The average recorded investment in impaired loans was $180,000 and $298,000 in the first quarter of 2008 and 2007, respectively. The Company recognized no interest on impaired loans during the three month periods ended March 31, 2008 and 2007.

     The principal balances of loans not accruing interest amounted to $997,000 and $968,000 at March 31, 2008 and December 31, 2007, respectively. Loans 90 days past due and accruing interest amounted to $301,000 and $35,000 at March 31, 2008 and December 31, 2007, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the three months ended March 31, 2008 and 2007 was $5,300 and $25,100, respectively. There are no commitments to extend further credit on non-accruing loans.

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

(6)   Stock-Based Compensation

On May 24, 2006, the Company's Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company's stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. The fair value of the options granted is estimated at grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.52%, expected stock price volatility 8.25%, risk free interest rate 4.60% and an expected option life of 6.5 years. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of March 31, 2008, unrecognized compensation cost related to these options was $158,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

Following is a summary of the Company's 2008 year to date stock option activity:

	Three Months ended March 31, 2008
	( Dollars in thousands)
		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Fair Value
Options outstanding, beginning of period	359,446	$12.68	$1.68
Exercised	-	-	-
Granted	-	-	-
Options outstanding at end of period	359,446	$12.68	$1.68
Options exercisable at end of period	76,246	$12.08	$1.64

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2008 was $52,000. The intrinsic value of options exercised during the quarters ended March 31, 2008 and March 31, 2007 was $0 and $1.6 million, respectively.

On May 24, 2006, the Company's Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period, or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 Recognition and Retention Plan awards was expensed immediately. At March 31, 2008, the unrecognized compensation cost attributable to restricted stock awards was $564,000. No restricted stock grants vested in the current quarter. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $1.6 million at March 31, 2008.

Compensation cost for the Company's stock option plans in both the 2008 and 2007 first quarters was $12,000. For the three months ended March 31, 2008 and 2007 compensation cost related to the restricted stock plan was $98,000 and $52,000 respectively.

(7)   Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended March 31,
	(in thousands)
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2008	2007	2008	2007
Service cost	$-	$-	$5	$6
Interest cost	88	108	37	35
Expected return on plan assets	(168)	(184)	-	-
Partial settlement	134	-	-	-
Amortization	-	10	(2)	(2)

Net periodic pension cost	$54	$(66)	$40	$39

In December of 2002, the Company's Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. During the quarter ended March 31, 2008, the Company recorded a curtailment charge of $134,000 related to a partial settlement of the defined benefit plan. For the fiscal year ended December 31, 2008, the Company expects to make no contributions to the defined benefit pension plan.

(8)    Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adoption was not material. In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption is not material.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard became effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

(9) Fair Value Measurement

The Company adopted FAS No. 157 “Fair Value Measurements” in the first quarter of 2008. The Company’s available for sale investment portfolio is subject to FAS No. 157 disclosure for interim reporting. The Company’s year-end 2008 reporting will include FAS No. 107 prescribed fair value disclosure for all financial instruments. Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable.

Level 1 - Quoted prices for identical instruments in active markets that the Company has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3 – Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an instrument.

The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of external inputs in the valuation process.

To estimate the market value of its available for sale security portfolio, the Company obtains current market pricing from quoted market sources or using pricing for similar securities. Assets measured at fair value on a recurring basis are summarized below.

				Total
				Available for sale
				securities
March 31, 2008	Level 1	Level 2	Level 3	at fair value
(In thousands)

Fixed maturity securities	$279	$1,290	$-	$1,569
Equity securities	638	400	-	1,038
Total available for sale securities	$917	$1,690	$-	$2,607

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

General

The Company is a Delaware corporation regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, whose sole business is conducted by its wholly-owned subsidiary, Rome Savings Bank (the "Bank.") The Bank's principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long-and short-term marketable securities and other liquid investments. Since its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

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

Net income for the first quarter of 2008 was $700,000, a decrease of 16.4% from the prior year's first quarter net income of $837,000. The significant factors and trends impacting the first quarter of 2008, which are discussed in greater depth below, were as follows:

  Net interest income decreased by $62,000 or 1.9% from the same quarter last year as a result of decreases in yields on average earning assets and an increased volume of interest bearing deposits and borrowings.

  Due to favorable loan loss experience and continued strong asset quality, the Company recorded no provision for loan losses in the current quarter.

  Non-interest income decreased by $12,000, or 2.3%, from the first quarter 2007 levels primarily due to a decrease in fee revenue.

  Non-interest expense increased to $2.7 million in the first quarter of 2008 from $2.5 million for the same quarter of 2007.

  Income tax expense for the first quarter of 2008 decreased to $305,000 compared to $466,000 in the first quarter of 2007.

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

The Company's critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 2 to the consolidated financial statements reported on the Company's 2007 Annual Report on Form 10-K to obtain a better understanding of how its financial performance is reported.

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

Average Balances, Interest and Average Yields
For the three months ended March 31, 2008	For the three months ended March 31, 2007
Interest	Average	Interest	Average
Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Cost	Balance	Expense	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$281,495	$4,419	6.31%	$263,917	$4,255	6.54%
Securities (1)	6,277	90	5.76	6,781	90	5.38
Federal funds sold & other interest bearing deposits	982	9	3.65	1,170	14	4.81
Total interest-earnings assets	288,754	4,518	6.29	271,868	4,359	6.50
Noninterest-earning assets	29,389	27,527
Total assets	$318,143	$299,395
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$80,722	$110	0.55	$84,388	$115	0.55
Time deposits	72,756	736	4.07	66,197	625	3.83
Money market accounts	7,933	39	1.98	5,648	27	1.95
Other interest bearing deposits	12,574	17	0.53	10,796	15	0.58
Total interest-bearing deposits	173,985	902	2.08	167,029	782	1.90
Borrowings	42,038	370	3.54	22,388	263	4.76
Total interest-bearing liabilities	216,023	1,272	2.37	189,417	1,045	2.24
Noninterest-bearing deposits	27,973	27,650
Other liabilities	6,035	5,106
Total liabilities	250,031	222,173
Shareholders' equity	68,112	77,222
Total liabilities and shareholders' equity	$318,143	$299,395
Net interest income	3,246	3,314
Tax equivalent adjustment on securities	(9)	(15)
Net interest income per consolidated
financial statements	$3,237	$3,299

Net interest rate spread	3.92%	4.26%
Net interest margin	4.52%	4.94%
Ratio of interest-earning assets to interest-bearing liabilities	1.34	x	1.44	x

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

	Three months ended March 31, 2008
	Compared to Three months ended March 31, 2007

	Increases (decreases) due to
	Rate	Volume	Net
	(in thousands)
Assets:
Interest-earning assets:
Loans	$(129)	$293	$164
Securities (1)	7	(7)	-
Federal funds sold & other
Interest bearing deposits	(3)	(2)	(5)
Total interest-earnings assets	(125)	284	159

Interest-bearing liabilities:
Savings accounts	-	(5)	(5)
Time deposits	49	62	111
Money market accounts	1	11	12
Other interest bearing deposits	(1)	3	2
Total interest-bearing deposits	49	71	120
Borrowings	(124)	231	107
Total interest-bearing liabilities	(75)	302	227

Net change (1)	$(50)	$(18)	$(68)

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007:

Total assets at March 31, 2008 were $322.5 million, an increase of $4.4 million over assets of $318.1 million at December 31, 2007. The growth is attributable to the Company's loan portfolio, which increased by $3.4 million, or 1.2%, from $281.0 million at December 31, 2007 to $284.4 million at March 31, 2008. During the first three months of 2008, the Company originated approximately $15.2 million of loans, compared to approximately $14.7 million of loans originated in the same period of 2007. The majority of the loan originations for this year to date have been residential mortgage loans.

Total deposits increased to $206.4 million at March 31, 2008 from $203.0 million at December 31, 2007. During the first three months of 2008, savings deposits increased by $2.2 million, or 2.8%, and money market balances increased by $1.4 million, or 19.5% . Time deposits decreased by $536,000 or 0.7% to $72.7 million at March 31, 2008 from $73.2 million at year end 2007. Balances of both interest bearing and non-interest bearing deposits remained relatively constant throughout the first quarter of 2008.

Borrowings from the Federal Home Loan Bank of New York (“FHLB”) increased from $40.3 million at December 31, 2007 to $44.3 million at the end of the current quarter. The incremental borrowings were used to fund loan growth and repurchase the Company's stock.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007

General

During the three months ended March 31, 2008, the Company recorded net income of $700,000, compared to $837,000 for the first quarter of 2007. The decrease in net income is comprised of a decrease in the net interest income of $62,000, a $12,000 decrease in non-interest income and an increase in non-interest expense of $224,000, partially offset by a decrease in income tax expense of $161,000.

Diluted earnings per share were $0.10 per diluted share in both the quarter ended March 31, 2008 and the same quarter of 2007. Average diluted shares decreased to 7,263,029 for the first quarter of 2008 from 8,076,803 in the same period of 2007 due to the Company's stock repurchases over the past four quarters.

Net Interest Income

Net interest income before loan loss provision for the quarter ended March 31, 2008 decreased by $62,000 or 1.9%, compared to the same quarter of 2007. This decrease is attributable to higher interest expense from increased deposit and borrowing levels and to a lesser extent, decreases in yields on average earning assets.

Interest Income

Interest income increased to $4.5 million for the quarter ended March 31, 2008 from $4.3 million for the same quarter of 2007. Average loan balances for the first quarter of 2008 were $281.5 million, an increase of $17.6 million over the average outstanding loans for the first quarter of 2007. The yield on the Company's loan portfolio for the quarter ended March 31, 2008 decreased to 6.31% from a yield of 6.54% for the same period last year, reflecting the effect of decreases in the prime rate over the past year. Interest income on securities increased by $6,000 from $75,000 for the quarter ended March 31, 2007 to $81,000 for the quarter ended March 31, 2008. Comparatively, the average balance of securities declined by $500,000, or 7.4%, from the first quarter of 2007 to $6.3 million for the current quarter while the yield on the Company's securities increased from 5.38% to 5.76% . Finally, interest income on federal funds sold and other interest bearing deposits decreased by $5,000 to $9,000 for the quarter ended March 31, 2008 from the same quarter in 2007. Average balances of federal funds sold remained relatively stable at $982,000 during the quarter ended March 31, 2008, compared to $1.2 million for the comparable quarter of 2007.

Interest Expense

Interest expense increased to $1.3 million for the quarter ended March 31, 2008 from $1.0 million for the same quarter of 2007. Interest expense on deposits increased to $902,000 for the quarter ended March 31, 2008 from $782,000 for the quarter ended March 31, 2007, due to both increased average balances of deposit accounts and higher rates paid on time deposits consistent with market trends over the past year. Interest expense on borrowed funds increased to $370,000 for the quarter ended March 31, 2008 from $263,000 for the comparative quarter of 2007 due to an increase in the average balance of borrowings to $42.0 million in the current quarter compared to $22.4 million in the first quarter of 2007. Partially offsetting the increase in outstanding debt, the rate paid on borrowings decreased to 3.54% for the quarter ended March 31, 2007 from

4.76% for the same period in 2007. The increased debt level was used to finance growth in the loan portfolio and purchases of treasury stock.

Provision for Loan Losses

The Company recorded no provision for loan losses in either the first quarter of 2008 or 2007. During the current quarter, net loan charge-offs were $2,000. Asset quality declined slightly but remained favorable at March 31, 2008 with non-performing loans as a percent of loans of 0.45% and the allowance for loan losses as a percent of non-performing loans of 147.0% at March 31, 2008, compared to 0.35% and 190.4%, respectively, at December 31, 2007. The allowance for loan losses as a percentage of loans was at 0.67% at March 31, 2008 compared to 0.68% at December 31, 2007.

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

Non-Interest Income and Non-Interest Expense

Non-interest income decreased $12,000 to $514,000 in the first quarter of 2008 from $526,000 in the same period of 2007. The decrease is primarily attributable to a lower level of non-capitalized fees earned from non-amortizing loan originations.

Non-interest expense increased by $224,000 to $2.7 million in the current quarter compared to $2.5 million in the same period of 2007, partially due to increases in employee benefit costs and, most notably, the recording of a partial settlement of the Company’s defined benefit plan in the amount of $134,000 during the first quarter of 2008.

Income tax expense for the first quarter of 2008 decreased to $305,000 from $466,000 in the same period of 2007, due to the decrease in pre-tax income, an increase in favorable permanent tax benefits and revision of an estimate of taxes owed on a state tax audit based upon updated information.

Liquidity and Capital Resources

The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the FHLB that allows it to borrow up to $60.4 million. At March 31, 2008, the Bank had outstanding borrowings of $12.2 million on this line of credit, as well as outstanding advances and amortizing notes totaling $32.1 million.

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

The Company's primary investing activities include the origination of loans, and to a lesser extent, the purchase of investment securities. For the three months ended March 31, 2008, the Company originated loans of approximately $15.2 million, compared to $14.7 of loans originated in the first three months of 2007.

At March 31, 2008, the Company had loan commitments to borrowers of approximately $11.9 million, and available letters and lines of credit of approximately $17.9 million.

Time deposit accounts scheduled to mature within one year were $47.8 million at March 31, 2008. Based on the Company’s deposit retention experience and current pricing strategy, the Company anticipates that a significant portion of these time deposits will remain with the Company. The Company is committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that the Company will have sufficient funds to meet the Company’s current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the FHLB, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the FHLB in the future.

At March 31, 2008, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (Tier 1) capital at March 31, 2008 was $60.9 million, or 18.86% of adjusted assets. In order to be classified as "well-capitalized" by the OTS, the Bank is required to have leverage (Tier 1) capital of $16.1 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0% . At March 31, 2008, the Bank had a total risk-based capital ratio of 26.00% .

The Company paid cash dividends of $0.085 per share during the three-month period ended March 31, 2008 totaling $629,000.

During the first quarter of 2008, the Company's Board of Directors authorized the repurchase of 389,000 of the Company's outstanding common shares over the following twelve-month period. Through March 31, 2008, $4.0 million was expended to repurchase 344,900 shares.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company's interest rate risk profile since December 31, 2007. For a more complete discussion of the Company's asset and liability management policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2007 Form 10-K.

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

Part II - OTHER INFORMATION

Item 1.          Legal Proceedings

                      None.

Item 1A.       Risk Factors

                      There have been no material changes to the Company's risk factors previously disclosed in the Company's Form
10-K for the year ending December 31, 2007.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

                      The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company's common stock during the quarter ended March 31, 2008.

                       COMPANY PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2008 through January 31, 2008	30,000	$11.65	30,000	359,000
February 1, 2008 through February 28, 2008	139,400	$11.73	139,400	219,600
March 1, 2008 through March 31, 2008	175,500	$11.76	175,500	44,100
Total	344,900	$11.74	344,900	44,100

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

ROME BANCORP, INC.

Name	Title	Date

/s/ Charles M. Sprock	Chairman of the Board,	May 8, 2008
Charles M. Sprock	President and Chief
Executive Officer
(Principal Executive
Officer)

/s/ David C. Nolan	Executive Vice President	May 8, 2008
David C. Nolan	and Chief Financial
Officer (Principal
Financial Officer)