Form 10-Q
period 2008-06-30
ROME BANCORP INC
filed 2008-08-06
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

Commission file number 000-27481

Rome Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1573070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 West Dominick Street, Rome, NY 13440-5810
(Address of Principal executive offices)
(315) 336-7300
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

     Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐      Smaller Reporting Company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes ☐      No ☒

   Indicate the number of shares outstanding of each class of issuer's classes of common stock as of the last practicable date:

Outstanding at
Class	August 5, 2008
Common Stock, par value $0.01	7,266,866

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

		PAGE

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited):
	CONDENSED CONSOLIDATED BALANCE SHEET	3
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME	4
	CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY	5
	AND COMPREHENSIVE INCOME
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	6
	NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL	8
	STATEMENTS

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23
ITEM 4.	CONTROLS AND PROCEDURES	23

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	24
ITEM 1A.	RISK FACTORS	24
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25
ITEM 5.	OTHER INFORMATION	25
ITEM 6.	EXHIBITS	25

	SIGNATURES	27

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
June 30, 2008 and December 31, 2007
(in thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2008	2007
Assets

Cash and due from banks	$7,364	$6,978
Federal funds sold and other short-term investments	1,146	1,040
Total cash and cash equivalents	8,510	8,018
Securities available for sale, at fair value	2,868	2,674
Securities held to maturity (fair value of $1,502 and $1,195
at June 30, 2008 and December 31, 2007, respectively)	1,462	1,147
Federal Home Loan Bank Stock	2,740	2,344
Loans	290,584	282,952
Less: Allowance for loan loss	(1,918)	(1,910)
Net loans	288,666	281,042
Premises and equipment, net	6,595	6,568
Accrued interest receivable	1,043	1,124
Bank-owned life insurance	8,795	8,598
Other assets	7,174	6,616
Total assets	$327,853	$318,131

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$30,738	$29,509
Savings	82,323	79,750
Money market	10,003	7,406
Time	72,830	73,209
Other interest bearing	13,667	13,158
Total deposits	209,561	203,032
Borrowings	48,200	40,333
Other liabilities	5,660	5,729
Total liabilities	263,421	249,094

Shareholders' equity
Common Stock, $0.01 par value; authorized: 30,000,000 shares;
issued and outstanding 9,893,716 and 7,333,666 shares at June 30,
2008 and 9,891,515 and 7,788,415 shares at December 31, 2007	99	99
Additional paid-in capital	62,187	61,884
Retained earnings	36,481	36,179
Accumulated other comprehensive income (loss)	(357)	(376)
Treasury stock 2,560,050 shares at June 30, 2008 and 2,103,100 shares
at December 31, 2007	(31,827)	(26,488)
Unallocated shares of employee stock ownership plan (ESOP): 347,224
shares at June 30, 2008 and 370,206 shares at December 31, 2007	(2,151)	(2,261)
Total shareholders' equity	64,432	69,037
Total liabilities and shareholders' equity	$327,853	$318,131

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2008 and 2007
(in thousands, except share data)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income:
Loans	$4,314	$4,330	$8,733	$8,585
Securities	88	76	169	152
Other short-term investments	6	14	15	27
Total interest income	4,408	4,420	8,917	8,764

Interest expense:
Deposits	852	859	1,753	1,641
Borrowings	351	284	721	547
Total interest expense	1,203	1,143	2,474	2,188

Net interest income	3,205	3,277	6,443	6,576

Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	3,205	3,277	6,443	6,576

Non-interest income:
Net gain on securities transactions	-	11	-	11
Other	577	544	1,091	1,071
Total non-interest income	577	555	1,091	1,082

Non-interest expense:
Salaries and employee benefits	1,406	1,451	3,017	2,857
Building, occupancy and equipment	486	475	966	930
Other	686	735	1,342	1,397
Total non-interest expense	2,578	2,661	5,325	5,184

Income before income tax expense	1,204	1,171	2,209	2,474
Income tax expense	424	424	729	890
Net income	$780	$747	$1,480	$1,584

Basic earnings per share	$0.11	$0.10	$0.21	$0.20
Diluted earnings per share	$0.11	$0.09	$0.21	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2008 and 2007
(in thousands, except share and per share data) (unaudited)

					Accumulated
		Additional			other	Unallocated
	Common	Paid-in	Retained	Treasury	comprehensive	ESOP
	stock	Capital	earnings	Stock	Income (loss)	shares	Total
Balances at January 1, 2007	$97	$60,712	$35,643	$(16,307)	$(633)	$(2,481)	$77,031
Comprehensive income:
Net Income	-	-	1,584	-	-	-	1,584
Other comprehensive loss	-	-		-	(2)	-	(2)
Total comprehensive income							1,582
Purchase of 281,172 treasury shares	-	-	-	(3,545)	-	-	(3,545)
Amortization of unearned compensation	-	129	-	-	-	-	129
Dividends paid ($0.16 per share)	-	-	(1,296)	-	-	-	(1,296)
Exercise of stock options	2	466	-	-	-	-	468
ESOP shares released for
allocation (22,982 shares)	-	176	-	-	-	110	286
Balances at June 30, 2007	$99	$61,483	$35,931	$(19,852)	$(635)	$(2,371)	$74,655

Balances at January 1, 2008	$99	$61,884	$36,179	$(26,488)	$(376)	$(2,261)	$69,037
Comprehensive income:
Net Income	-	-	1,480	-	-	-	1,480
Other comprehensive income	-	-	-	-	19	-	19
Total comprehensive income							1,499
Purchase of 456,950 treasury shares	-	-	-	(5,339)	-	-	(5,339)
Effect of changing pension plan
measurement date pursuant to
FAS No. 158	-	-	48	-	-	-	48
Amortization of unearned compensation
and related tax benefit	-	148	-	-	-	-	148
Dividends paid ($0.17 per share)	-	-	(1,226)	-	-	-	(1,226)
ESOP shares released for
allocation (22,982 shares)	-	155	-	-	-	110	265
Balances at June 30, 2008	$99	$62,187	$36,481	$(31,827)	$(357)	$(2,151)	$64,432

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(unaudited) (in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$1,480	$1,584
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	300	289
Decrease in accrued interest receivable	81	7
Provision for loan losses	-	-
Net accretion on securities	1	(3)
Net gain on securities sold	-	(11)
Proceeds from sales of loans	859	976
Net gain on loans sold	(13)	(11)
Originations of loans held for sale	(846)	(965)
Loss on sale of other real estate	3	-
Decrease in other liabilities	(69)	(41)
Increase in cash surrender value of life insurance	(197)	(186)
Decrease in other assets	(319)	(634)
Allocation of ESOP shares	265	286
Amortization of unearned compensation	148	129
Net cash provided by operating activities	1,693	1,420

Cash flows from investing activities:
Net increase in loans	(7,798)	(10,093)
Proceeds from sale of securities available for sale		357
Proceeds from maturities and principal reductions of
securities available for sale	713	560
Purchases of securities available for sale	(1,004)	-
Purchases of Federal Home Loan Bank stock	(396)	(285)
Purchases of securities held to maturity	(326)	-
Proceeds from maturities and principal reductions of
securities held to maturity	9	12
Proceeds from sale of real estate owned	94	-
Additions to premises and equipment	(324)	(862)
Net cash used in investing activities	(9,032)	(10,311)

Cash flows from financing activities:
Increase in time deposits	621	4,374
Increase in other deposits	5,908	5,394
Repayments of borrowings	(533)	(2,415)
Additional borrowings	8,400	7,200
Purchase of treasury stock	(5,339)	(3,545)
Dividends paid	(1,226)	(1,296)
Exercise of stock options	-	468
Net cash provided by financing activities	7,831	10,180

Net increase in cash and cash equivalents	492	1,289
Cash and cash equivalents at beginning of period	8,018	7,858
Cash and cash equivalents at end of period	$8,510	$9,147

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(unaudited) (in thousands)

	2008	2007
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfers from loans to other real estate	$174	$-
Cash paid during the period for:
Interest	2,398	2,196
Income taxes	800	707

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)    The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of June 30, 2008 and December 31, 2007 and for the three and six month periods ended June 30, 2008 and 2007. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

     The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented are not necessarily indicative of results to be expected for the entire fiscal year.

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

(2)    Earnings Per Share

     The following summarizes the computation of earnings per share for the three and six-month periods ended June 30, 2008 and 2007.

	(in thousands, except share and per share data)

	Three months ended		Six months ended
	2008	2007	2008	2007
Basic earnings per share:
Income available to common shareholders	$780	$747	$1,480	$1,584
Weighted average basic shares outstanding	6,917	7,854	7,044	7,891

Basic earnings per share	$0.11	$0.10	$0.21	$0.20

Diluted earnings per share:
Income available to common shareholders	$780	$747	$1,480	$1,584
Weighted average basic shares outstanding	6,917	7,854	7,044	7,891
Effect of dilutive securities:
Stock options	3	6	4	32
Unearned compensation	80	45	83	93
Weighted average diluted shares outstanding	7,000	7,905	7,131	8,016

Diluted earnings per share	$0.11	$0.09	$0.21	$0.20

(3)    Other Comprehensive Income (Loss)

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)
	2008	2007	2008	2007
Pension and postretirement adjustments	$1	$9	$130	$17
Net change in unrealized loss on available-for-sale
securities arising during the period	(63)	(2)	(98)	(31)
Reclassification adjustment for net realized gain
included in net income	-	(11)	-	(11)
Other comprehensive income (loss), before tax	(62)	18	32	(3)
Deferred tax expense (benefit)	(25)	7	13	(1)

Other comprehensive income (loss)	(37)	11	19	(2)
Net income	780	747	1,480	1,584
Total comprehensive income	$743	$758	$1,499	$1,582

(4)    Securities

      Securities are summarized as follows:

	June 30, 2008		December 31, 2007
	Amortized	Fair	Amortized	Fair
	Cost	value	cost	value
	(in thousands)
Available-for-sale:
State and municipal obligations	$1,615	$1,641	$1,255	$1,284
Mortgage-backed securities
FNMA	34	34	45	45
FHLMC	201	203	259	261

Total debt securities	1,850	1,878	1,559	1,590

Equity and other securities	1,137	990	1,137	1,084

Total available for sale	$2,987	$2,868	$2,696	$2,674

Held-to-maturity:
U.S. Government securities	$1,326	$1,365	$1,001	$1,048
Mortgage-backed securities
GNMA	10	11	14	15
FHLMC	1	1	1	1
Other bonds	125	125	131	131

Total held to maturity	$1,462	$1,502	$1,147	$1,195

FHLB stock	$2,740	$2,740	$2,344	$2,344

Securities pledged at June 30, 2008 and December 31, 2007 had a carrying amount of $1.3 million and $1.0 million, respectively. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(5)    Loans

      Loans are summarized as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Mortgage loans:
Residential (1-4 family)	$157,956	$149,702
Commercial	48,504	49,795
Construction and land	3,482	5,258

Total Mortgage loans	209,942	204,755
Other loans:
Commercial	32,269	29,127
Automobile loans	14,538	16,009
Property improvement
and equipment	16,582	15,829
Other consumer	17,253	17,232

Total Other loans	80,642	78,197

Total Loans	$290,584	$282,952

     Changes in the allowance for loan losses are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)
	2008	2007	2008	2007

Balance at beginning of period	$1,908	$1,974	$1,910	$1,965
Provision charged to operations	-	-	-	-
Loans charged off	(14)	(48)	(37)	(77)
Recoveries	24	32	45	70

Balance at end of period	$1,918	$1,958	$1,918	$1,958

     The Company's recorded investment in loans that are considered impaired totaled $604,000 and $180,000 at June 30, 2008 and December 31, 2007, respectively. These impaired loans carried allowances of $62,000 and $45,000 at June 30, 2008 and December 31, 2007, respectively. The average recorded investment in impaired loans was $392,000 and $258,000 in the first six months of 2008 and 2007, respectively. The Company recognized no interest on impaired loans during the three and six month periods ended June 30, 2008 and 2007.

     The principal balances of loans not accruing interest amounted to $1.7 million and $968,000 at June 30, 2008 and December 31, 2007, respectively. Loans 90 days past due and accruing interest amounted to $103,000 and $35,000 at June 30, 2008 and December 31, 2007, respectively. The difference between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the six months ended June 30, 2008 and 2007 was $41,800 and $50,800, respectively. There are no commitments to extend further credit on non-accruing loans.

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

(6)    Stock-Based Compensation

On May 24, 2006, the Company's Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company's stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. The fair value of the options granted was estimated at the grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.52%, expected stock price volatility 8.25%, risk free interest rate 4.60% and an expected option life of 6.5 years. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of June 30, 2008, unrecognized compensation cost related to these options was $146,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

     Following is a summary of the Company's 2008 year to date stock option activity:

	Six Months ended June 30, 2008
	( Dollars in thousands)
		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Fair Value
Options outstanding, beginning of period	359,446	$12.68	$1.68
Exercised	(2,720)	2.19	0.94
Granted	-	-	-
Options outstanding at end of period	356,726	$12.76	$1.69
Options exercisable at end of period	144,326	$12.64	$1.68

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2008 was $24,000. The intrinsic value of options exercised during the quarters ended June 30, 2008 and June 30, 2007 was $25,000 and $51,000, respectively. The intrinsic value of options exercised during the six months ended June 30, 2008 and June 30, 2007 was $25,000 and $1.6 million, respectively.

On May 24, 2006, the Company's Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period, or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 Recognition and Retention Plan awards was expensed immediately. At June 30, 2008, the unrecognized compensation cost attributable to restricted stock awards was $519,000. One-fifth of the 2006 restricted stock grants, or 33,660 shares, vested in the current quarter. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $1.1 million at June 30, 2008.

Compensation cost for the Company's stock option plans in both the 2008 and 2007 second quarters was $12,000. In both of the six months ended June 30, 2008 and 2007 compensation expense related to the stock option plans was $25,000. For the three months ended June 30, 2008 and 2007 compensation cost related to the restricted stock plan was $44,000 and $52,000 respectively. For the six months ended June 30, 2008 and 2007 compensation cost related to the restricted stock plan was $143,000 and $105,000 respectively.

(7) Pension and Postretirement Medical Benefit Expenses

     The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended June 30,
	(in thousands)
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2008	2007	2008	2007
Service cost	$-	$-	$5	$6
Interest cost	88	108	37	35
Expected return on plan assets	(168)	(184)	-	-
Partial settlement	-	-	-	-
Amortization	-	10	(2)	(2)

Net periodic pension cost	$(80)	$(66)	$40	$39

	Six months ended June 30,
	(in thousands)
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2008	2007	2008	2007
Service cost	$-	$-	$10	$12
Interest cost	176	216	74	70
Expected return on plan assets	(336)	(368)	-	-
Partial settlement	134	-	-	-
Amortization	-	20	(4)	(4)

Net periodic pension cost	$(26)	$(132)	$80	$78

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

(8) Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements (“FAS 157”).” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adoption was not material. In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption is not material.

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

(9) Fair Value Measurement

The Company adopted FAS No. 157 “Fair Value Measurements” in the first quarter of 2008. The Company’s available for sale investment portfolio is subject to FAS 157 disclosure for interim reporting. The Company’s year-end 2008 reporting will include FAS 107 prescribed fair value disclosure for all financial instruments. Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable.

Level 1 – Quoted prices for identical instruments in active markets that the Company has the ability to access as of the measurement date.

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

				Total
				Available for sale
				securities
June 30, 2008	Level 1	Level 2	Level 3	at fair value
(In thousands)

Fixed maturity securities	$237	$1,641	$-	$1,878
Equity securities	590	400	-	990
Total available for sale securities	$827	$2,041	$-	$2,868

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

General

     The Company is a Delaware corporation regulated by the Office of Thrift Supervision ("OTS") as a savings and loan holding company, whose sole business is conducted by its wholly-owned subsidiary, Rome Savings Bank (the "Bank"). The Bank's principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long- and short-term marketable securities and other liquid investments. Since its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

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

Net income for the second quarter of 2008 was $780,000, an increase of 4.4% from the prior year's second quarter net income of $747,000. The significant factors and trends impacting the second quarter of 2008, which are discussed in greater depth below, were as follows:

  Net interest income decreased by $72,000 or 2.2% from the same quarter last year as a result of decreases in yields on average earning assets and an increased volume of interest bearing deposits and borrowings.

  Due to favorable loan loss experience and strong asset quality, the Company recorded no provision for loan losses in the current quarter.

  Non-interest income increased by $22,000, or 4.0%, over the second quarter 2007 levels primarily due to an increase in fee revenue.

  Non-interest expense decreased to $2.6 million in the second quarter of 2008 from $2.7 million for the same quarter of 2007.

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

	Average Balances, Interest and Average Yields
	For the three months ended June 30, 2008				For the three months ended June 30, 2007
		Interest	Average			Interest	Average
	Average	Income/	Yield/		Average	Income/	Yield/
	Balance	Expense	Cost		Balance	Expense	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$284,819	$4,314	6.09%		$267,700	$4,330	6.49%
Securities (1)	6,638	95	5.77		5,560	90	6.44
Federal funds sold & other
interest bearing deposits	1,202	6	2.04		1,054	14	5.14
Total interest-earnings assets	292,659	4,415	6.07		274,314	4,434	6.48
Noninterest-earning assets	29,809				29,144
Total assets	$322,468				$303,458
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$82,087	$113	0.55		$83,721	$115	0.55
Time deposits	72,721	677	3.74		69,094	694	4.02
Money market accounts	9,378	46	1.97		7,038	35	2.02
Other interest bearing deposits	12,944	16	0.50		11,229	15	0.55
Total interest-bearing deposits	177,130	852	1.93		171,082	859	2.01
Borrowings	45,255	351	3.12		23,707	284	4.81
Total interest-bearing liabilities	222,385	1,203	2.17		194,789	1,143	2.35
Noninterest-bearing deposits	29,451				28,168
Other liabilities	5,465				4,858
Total liabilities	257,301				227,815
Shareholders' equity	65,167				75,643
Total liabilities and shareholders' equity	$322,468				$303,458
Net interest income		3,212				3,291
Tax equivalent adjustment on securities		(7)				(14)
Net interest income per consolidated
financial statements		$3,205				$3,277

Net interest rate spread			3.90%				4.13%
Net interest margin			4.42%				4.81%
Ratio of interest-earning assets to
interest-bearing liabilities			1.32	x			1.41	x

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

	Average Balances, Interest and Average Yields
	For the six months ended June 30, 2008				For the six months ended June 30, 2007
		Interest	Average			Interest	Average
	Average	Income/	Yield/		Average	Income/	Yield/
	Balance	Expense	Cost		Balance	Expense	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$283,157	$8,733	6.20%		$265,945	$8,585	6.51%
Securities (1)	6,689	185	5.57		6,538	179	5.53
Federal funds sold & other
interest bearing deposits	1,092	15	2.77		1,112	27	4.97
Total interest-earnings assets	290,938	8,933	6.17		273,595	8,791	6.48
Noninterest-earning assets	29,599				28,340
Total assets	$320,537				$301,935
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$81,404	$223	0.55		$84,053	$230	0.55
Time deposits	72,739	1,412	3.91		67,654	1,318	3.93
Money market accounts	8,656	85	1.98		6,346	62	1.99
Other interest bearing deposits	12,759	33	0.52		11,014	31	0.56
Total interest-bearing deposits	175,558	1,753	2.01		169,067	1,641	1.96
Borrowings	43,647	721	3.32		23,051	547	4.79
Total interest-bearing liabilities	219,205	2,474	2.27		192,118	2,188	2.30
Noninterest-bearing deposits	28,712				27,910
Other liabilities	5,981				5,479
Total liabilities	253,898				225,507
Shareholders' equity	66,639				76,428
Total liabilities and shareholders' equity	$320,537				$301,935
Net interest income		6,459				6,603
Tax equivalent adjustment on securities		(16)				(27)
Net interest income per consolidated
financial statements		$6,443				$6,576

Net interest rate spread			3.90%				4.18%
Net interest margin			4.46%				4.87%
Ratio of interest-earning assets to
interest-bearing liabilities			1.33	x			1.42	x

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

	Three months ended June 30, 2008			Six months ended June 30, 2008
	Compared to Three months ended June 30, 2007			Compared to Six months ended June 30, 2007

	Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Assets:
Interest-earning assets:
Loans	$(290)	$274	$(16)	$(432)	$580		$148
Securities (1)	1	4	5	2	4		6
Federal funds sold & other
Interest bearing deposits	(9)	1	(8)	(12)	-		(12)
Total interest-earnings assets	(298)	279	(19)	(442)	584		142

Interest-bearing liabilities:
Savings accounts	-	(2)	(2)	-	(7)		(7)
Time deposits	(52)	35	(17)	(5)	99		94
Money market accounts	(1)	12	11	-	23		23
Other interest bearing deposits	(1)	2	1	(3)	5		2
Total interest-bearing deposits	(54)	47	(7)	(8)	120		112
Borrowings	(191)	258	67	(315)	489		174
Total interest-bearing liabilities	(245)	305	60	(323)	609		286

Net change (1)	$(53)	$(26)	$(79)	$(119)	$(25)	$	(144)

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007:

     Total assets at June 30, 2008 were $327.9 million, an increase of $9.8 million over assets of $318.1 million at December 31, 2007. The growth is attributable to the Company's loan portfolio, which increased by $7.7 million, or 2.7%, from $281.0 million at December 31, 2007 to $288.7 million at June 30, 2008. During the first six months of 2008, the Company originated approximately $32.1 million of loans, compared to approximately $28.6 million of loans originated in the same period of 2007. The majority of the loan originations for this year to date have been residential mortgage loans.

     Total deposits increased to $209.6 million at June 30, 2008 from $203.0 million at December 31, 2007. During the first half of 2008, savings deposits increased by $2.6 million, or 3.2%, and money market balances increased by $2.6 million, or 35.1% . Time deposits decreased by $379,000 or 0.5% to $72.8 million at June 30, 2008 from $73.2 million at year end 2007. Balances of both interest bearing and non-interest bearing deposits increased by $509,000, or 3.9%, and $1.2 million, or 4.2%, respectively, during the first half of 2008. Management attributes the increase in deposit balances to perceived instability in alternative investment markets.

     Borrowings from the Federal Home Loan Bank of New York (“FHLB”) increased from $40.3 million at December 31, 2007 to $48.2 million at the end of the current quarter. The incremental borrowings were used to fund loan growth, purchase investment securities and repurchase the Company's stock.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2008 and 2007

General

     During the three months ended June 30, 2008, the Company recorded net income of $780,000, an increase of $33,000 over net income of $747,000 in the second quarter of 2007. The increase in net income is comprised of a decrease in the non-interest expense of $83,000 and a $22,000 increase in non-interest income, partially offset by a decrease in net interest income of $72,000.

     Diluted earnings per share increased to $0.11 per diluted share in the quarter ended June 30, 2008 from $0.09 per diluted share in the same quarter of 2007. Average diluted shares decreased to 6,999,751 for the second quarter of 2008 from 7,905,246 in the same period of 2007 due to the Company's stock repurchases over the past four quarters.

Net Interest Income

     Net interest income before loan loss provision for the quarter ended June 30, 2008 decreased by $72,000, or 2.2%, compared to the same quarter of 2007. This decrease is attributable to higher interest expense from increased deposit and borrowing levels and to a lesser extent, decreases in yields on average earning assets.

Interest Income

     Interest income was $4.4 million in both the quarters ended June 30, 2008 and 2007. Average loan balances for the second quarter of 2008 were $284.8 million, an increase of $17.1 million over the average outstanding loans for the second quarter of 2007. The yield on the Company's loan portfolio for the quarter ended June 30, 2008 decreased to 6.09% from a yield of 6.49% for the same period last year, reflecting the effect of decreases in the prime rate over the past year. Interest income on securities increased by $12,000 from $76,000 for the quarter ended June 30, 2007 to $88,000 for the quarter ended June 30, 2008. The average balance of securities increased by $1.1 million, or 19.4%, from the second quarter of 2007 to $6.6 million for the current quarter while the yield on the Company's securities decreased from 6.44% to 5.77%. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $8,000 to $6,000 for the quarter ended June 30, 2008 from the same quarter in 2007. Average balances of federal funds sold remained relatively stable at $1.2 million during the quarter ended June 30, 2008, compared to $1.1 million for the comparable quarter of 2007.

Interest Expense

     Interest expense increased to $1.2 million for the quarter ended June 30, 2008 from $1.1 million for the same quarter of 2007. Interest expense on deposits decreased to $852,000 for the quarter ended June 30, 2008 from $859,000 for the quarter ended June 30, 2007, due to decreases in the rates paid on time deposits, partially offset by increases in the average balances of interest bearing deposits. Interest expense on borrowed funds increased to $351,000 for the quarter ended June 30, 2008 from $284,000 for the comparative quarter of 2007 due to an increase in the average balance of borrowings to $45.3 million in the current quarter compared to $23.7 million in the second quarter of 2007. Partially offsetting the increase in outstanding debt, the rate paid on borrowings decreased to 3.12% for the quarter ended June 30, 2008 from 4.81% for the same period in 2007. The increased debt level was used to finance growth in the loan portfolio and purchases of treasury stock.

Provision for Loan Losses

     The Company recorded no provision for loan losses in either the second quarter of 2008 or 2007. During the current quarter, the Company recorded net loan recoveries of $10,000. Asset quality declined slightly but remained favorable at June 30, 2008 with non-performing loans as a percent of loans of 0.61% and the allowance for loan losses as a percent of non-performing loans of 107.8% at June 30, 2008, compared to 0.35% and 190.4%, respectively, at December 31, 2007. The allowance for loan losses as a percentage of loans was at 0.66% at June 30, 2008 compared to 0.68% at December 31, 2007. While the Company has had an increase in the level of non-performing loans, these loans are deemed to be well collateralized and reserved for, requiring no current increase in the allowance for loan losses.

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

Non-Interest Income and Non-Interest Expense

     Non-interest income increased $22,000 to $577,000 in the second quarter of 2008 from $555,000 in the same period of 2007. The increase is principally due to increases in deposit product revenues.

     Non-interest expense decreased by $83,000 to $2.6 million in the current quarter compared to $2.7 million in the same period of 2007 due to cost containment efforts in several areas.

     Income tax expense was $424,000 in both the second quarters of 2008 and 2007 due to an increase in favorable permanent tax benefits.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2008 and 2007

General

     During the six months ended June 30, 2008, the Company recorded net income of $1.5 million compared to $1.6 million for the first half of 2007. The decrease resulted from an increase in non-interest expense of $141,000 and a decrease in net-interest income of $133,000, partially offset by a $9,000 increase in non-interest income and a $161,000 reduction in income tax expense.

     Diluted earnings per share were $0.21 per diluted share for the six months ended June 30, 2008 in comparison to $0.20 per diluted share for the same period of 2007. The increase in earnings per share is attributable to the in average outstanding diluted shares from 8,015,890 to 7,131,389 due to ongoing treasury stock purchases.

Net Interest Income

     Net interest income before loan loss provision for the six months ended June 30, 2008 decreased by $133,000, or 2.0%, as compared to the same period of 2007. This decrease is attributable to decreases in the yields on earning assets and an increase in the volume of interest bearing deposits and debt, partially offset by a reduction in the cost of these funds.

Interest Income

     Interest income increased to $8.9 million for the six month period ended June 30, 2008 from $8.8 million for the first half of 2007. Average earning assets for the first half of 2008 increased to $290.9 million from $273.6 million in the same period of 2007. The yield on earning assets decreased to 6.17% for the six months ended June 30, 2008, from 6.48% for the first half of 2007. Average loan balances for the first six months of 2008 were $283.2 million, an increase of $17.2 million over the average outstanding loans for the same period of 2007. The yield on the Company's loan portfolio for the six months ended June 30, 2008 was 6.20% compared to a yield of 6.51% for the same period last year, reflecting decreases in underlying interest rates. Interest income on securities increased $17,000 from $152,000 for the six months ended June 30, 2007 to $169,000 for the six months ended June 30, 2008. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $12,000 to $15,000 for the first half of 2008 from the same period in 2007 due to decreases in market interest rates.

Interest Expense

     Interest expense increased to $2.5 million for the six months ended June 30, 2008 from $2.2 million for the six months ended June 30, 2007. Interest expense on deposits increased to $1.8 million for the six months ended June 30, 2008 from $1.6 million for the six months ended June 30, 2007 due to an increase in the average balance of interest bearing deposits to $175.6 million this year from $169.1 million during the first half of 2007 and an increase in the cost of these deposits from 1.96% to 2.01%. Interest expense on borrowed funds increased to $721,000 for the six months ended June 30, 2008 from $547,000 for the comparative period of 2007 primarily due to an increase in the average balance of borrowings to $43.6 million in the current half as compared to $23.1 million in the six months ended 2007. The increase in outstanding debt was partially offset by a decrease in the rate paid on these borrowings from 4.79% for the six months ended June 30, 2007 to 3.32% for the same period this year. The increased borrowings were used to fund the aforementioned investments in loans, securities and purchases of treasury stock that have been made over the past year.

Provision for Loan Losses

     The Company recorded no provision for loan losses in the first half of 2008 or 2007. The Company's loss experience for the first six months of 2008 has been favorable with year to date loan recoveries of $8,000 compared to loan charge-offs of $7,000 for the same period of 2007.

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

Non-Interest Income and Non-Interest Expense

     Non-interest income remained relatively stable at $1.1 million for the first six months of both 2008 and 2007. The Company recognized gains on securities sales of $11,000 during the first half of 2007, while no securities have been sold in fiscal year to date 2008.

     Non-interest expense increased to $5.3 million in the first six months of 2008 compared to $5.2 million in the same period of 2007, partially due to increases in employee benefit costs and, most notably, the recording of a partial settlement of the Company’s defined benefit plan in the amount of $134,000 during the first quarter of 2008.

     Income tax expense for the first half of 2008 decreased to $729,000 from $890,000 in the same period of 2007, due to the decrease in pre-tax income, an increase in favorable permanent tax benefits and revision of an estimate of taxes owed on a state tax audit based upon settlement.

Liquidity and Capital Resources

     The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the FHLB that allows it to borrow up to $58.9 million. At June 30, 2008, the Bank had outstanding borrowings of $10.4 million on this line of credit, as well as outstanding advances and amortizing notes totaling $37.8 million.

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

     The Company's primary investing activities include the origination of loans, and to a lesser extent, the purchase of investment securities. For the six months ended June 30, 2008, the Company originated loans of approximately $32.1 million, compared to $28.6 of loans originated in the first six months of 2007.

     At June 30, 2008, the Company had loan commitments to borrowers of approximately $17.6 million, and available letters and lines of credit of approximately $17.8 million.

     Time deposit accounts scheduled to mature within one year were $50.3 million at June 30, 2008. Based on the Company’s deposit retention experience and current pricing strategy, the Company anticipates that a significant portion of these time deposits will remain with the Company. The Company is committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that the Company will have sufficient funds to meet the Company’s current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the FHLB, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the FHLB in the future.

     At June 30, 2008, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (Tier 1) capital at June 30, 2008 was $60.1 million, or 18.36% of adjusted assets. In order to be classified as "well-capitalized" by the OTS, the Bank is required to have leverage (Tier 1) capital of $16.4 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0% . At June 30, 2008, the Bank had a total risk-based capital ratio of 25.49%.

     The Company paid cash dividends of $0.17 per share during the six-month period ended June 30, 2008 totaling $1.2 million.

     During the first half of 2008, the Company's Board of Directors authorized the repurchase of 759,000 of the Company's outstanding common shares over the following twelve-month period. Through June 30, 2008, $5.3 million has been expended to repurchase 456,950 shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company's common stock during the quarter ended June 30, 2008.

COMPANY PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
				Approximate
				Dollar Value) of
			(c) Total Number of	Shares (or Units)
			Shares (or Units)	that may yet be
	(a) Total Number	(b) Average Price	Purchased as Part of	Purchased under
	of Shares (or	Paid per Share	Publicly Announced	the Plans or
Period	Units) Purchased	(or Unit)	Plans or Programs	Programs
April 1, 2008	44,100	$11.65	44,100	370,000
through April 30,
2008
May 1, 2008	21,600	$11.68	21,600	348,400
through May 31,
2008
June 1, 2008	46,350	$11.33	46,350	302,050
through June 30,
2008
Total	112,050	$11.52	112,050	302,050

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders ("Meeting") on May 7, 2008. The two proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to the shareholders and the tabulation for votes for the proposals is as follows:

1. Election of three directors to serve for a three-year term to expire at the 2011 Annual Meeting. The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld
Kirk B. Hinman	6,801,229	177,156
Charles M. Sprock	6,790,151	188,234
Michael J. Valentine	6,800,860	177,525

The following directors' terms continued after the meeting: Bruce R. Engelbert, David C. Grow, Dale A. Laval and John A. Reinhardt.

2. Ratification of the appointment of Crowe Chizek and Company LLC as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008;

	For	Withheld	Abstain
	6,943,503	16,407	18,475

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)
3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)
3.2	Bylaws of New Rome Bancorp, Inc. (1)
4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)
10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)
10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The
Rome Savings Bank. (1)
10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)
10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)
10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)
10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)
10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)
10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)
10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome
Bancorp, Inc. (5)
10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)
10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)
10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)
31.1	Rule 13a-14a/15d-14a Certification.
31.2	Rule 13a-14a/15d-14a Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.'s Form S-8 filed with the commission on May 19, 2006, as amended.

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board,	August 6, 2008
Charles M. Sprock	President and Chief
Executive Officer
(Principal Executive
Officer)

/s/David C. Nolan	Executive Vice President	August 6, 2008
David C. Nolan	and Chief Financial
Officer (Principal
Financial Officer)