Form 10-Q
period 2008-09-30
ROME BANCORP INC
filed 2008-11-06
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

           Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)      Yes ☐      No ☒

          Indicate the number of shares outstanding of each class of issuer's classes of common stock as of the last practicable date:

Outstanding at
Class	November 5, 2008
Common Stock, par value $0.01	7,134,566

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

Item 1.  Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
September 30, 2008 and December 31, 2007
(in thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets

Cash and due from banks	$7,214	$6,978
Federal funds sold and other short-term investments	1,698	1,040
Total cash and cash equivalents	8,912	8,018
Securities available for sale, at fair value	3,855	2,674
Securities held to maturity (fair value of $1,516 and $1,195
at September 30, 2008 and December 31, 2007, respectively)	1,452	1,147
Federal Home Loan Bank Stock	3,258	2,344
Loans	296,760	282,952
Less: Allowance for loan loss	(1,884)	(1,910)
Net loans	294,876	281,042
Premises and equipment, net	6,483	6,568
Accrued interest receivable	1,073	1,124
Bank-owned life insurance	8,900	8,598
Other assets	7,073	6,616
Total assets	$335,882	$318,131

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$30,370	$29,509
Savings	80,123	79,750
Money market	11,326	7,406
Time	72,095	73,209
Other interest bearing	13,807	13,158
Total deposits	207,721	203,032
Borrowings	59,731	40,333
Other liabilities	5,581	5,729
Total liabilities	273,033	249,094

Shareholders' equity
Common Stock, $0.01 par value; 30,000,000 shares authorized ; 9,893,716 shares issued, and 7,145,066 shares outstanding at September 30, 2008 and 9,891,515
shares issued and 7,788,415 shares outstanding at December 31, 2007	99	99
Additional paid-in capital	62,311	61,884
Retained earnings	36,710	36,179
Accumulated other comprehensive income (loss)	(345)	(376)
Treasury stock: 2,748,650 shares at September 30, 2008 and 2,103,100 shares
at December 31, 2007	(33,829)	(26,488)
Unallocated shares of employee stock ownership plan (ESOP): 335,733
shares at September 30, 2008 and 370,206 shares at December 31, 2007	(2,097)	(2,261)
Total shareholders' equity	62,849	69,037
Total liabilities and shareholders' equity	$335,882	$318,131

See accompanying notes to unaudited condensed consolidated financial

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2008 and 2007
(in thousands, except share data)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest income:
Loans	$4,397	$4,427	$13,130	$13,012
Securities	96	72	265	224
Other short-term investments	6	13	21	40
Total interest income	4,499	4,512	13,416	13,276

Interest expense:
Deposits	813	920	2,566	2,561
Borrowings	410	339	1,131	886
Total interest expense	1,223	1,259	3,697	3,447

Net interest income	3,276	3,253	9,719	9,829

Provision for loan losses	100	-	100	-
Net interest income after provision for loan losses	3,176	3,253	9,619	9,829

Non-interest income:
Net gain on securities transactions	-	-	-	11
Other	609	547	1,700	1,617
Total non-interest income	609	547	1,700	1,628

Non-interest expense:
Salaries and employee benefits	1,442	1,428	4,459	4,286
Building, occupancy and equipment	485	468	1,451	1,398
Other	615	663	1,957	2,058
Total non-interest expense	2,542	2,559	7,867	7,742

Income before income tax expense	1,243	1,241	3,452	3,715
Income tax expense	428	438	1,157	1,328
Net income	$815	$803	$2,295	$2,387

Basic earnings per share	$0.12	$0.11	$0.33	$0.31
Diluted earnings per share	$0.12	$0.11	$0.33	$0.30

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2008 and 2007
(in thousands, except share and per share data) (unaudited)

					Accumulated
		Additional			other	Unallocated
	Common	Paid-in	Retained	Treasury	comprehensive	ESOP
	stock	Capital	earnings	Stock	Income (loss)	shares	Total
Balances at January 1, 2007	$97	$60,712	$35,643	$(16,307)	$(633)	$(2,481)	$77,031
Comprehensive income:
Net income	-	-	2,387	-	-	-	2,387
Other comprehensive loss	-	-		-	12	-	12
Total comprehensive income							2,399
Purchase of 666,772 treasury shares	-	-	-	(8,166)	-	-	(8,166)
Amortization of unearned compensation	-	194	-	-	-	-	194
Dividends paid ($0.24 per share)	-	-	(1,915)	-	-	-	(1,915)
Exercise of stock options	2	510	-	-	-	-	512
ESOP shares released for
allocation (34,473 shares)	-	258	-	-	-	165	423
Balances at September 30, 2007	$99	$61,674	$36,115	$(24,473)	$(621)	$(2,316)	$70,478

Balances at January 1, 2008	$99	$61,884	$36,179	$(26,488)	$(376)	$(2,261)	$69,037
Comprehensive income:
Net income	-	-	2,295	-	-	-	2,295
Other comprehensive income	-	-	-	-	31	-	31
Total comprehensive income							2,326
Purchase of 645,550 treasury shares	-	-	-	(7,341)	-	-	(7,341)
Effect of changing pension plan
measurement date pursuant to
FAS No. 158	-	-	48	-	-	-	48
Amortization of unearned compensation
and related tax benefit	-	205	-	-	-	-	205
Dividends paid ($0.255 per share)	-	-	(1,812)	-	-	-	(1,812)
ESOP shares released for
allocation (34,473 shares)	-	222	-	-	-	164	386
Balances at September 30, 2008	$99	$62,311	$36,710	$(33,829)	$(345)	$(2,097)	$62,849

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(in thousands)
(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$2,295	$2,387
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	432	338
Decrease (increase) in accrued interest receivable	51	(96)
Provision for loan losses	100	-
Net accretion on securities	2	(4)
Net gain on securities sold	-	(11)
Proceeds from sales of loans	861	1,509
Net gain on loans sold	(13)	(18)
Originations of loans held for sale	(848)	(1,491)
Loss on sale of other real estate	3	-
Decrease in other liabilities	(148)	(137)
Increase in cash surrender value of life insurance	(302)	(284)
Increase in other assets	(228)	(351)
Allocation of ESOP shares	386	423
Amortization of unearned compensation	205	194
Net cash provided by operating activities	2,796	2,459

Cash flows from investing activities:
Net increase in loans	(14,108)	(14,075)
Proceeds from sale of securities available for sale	-	357
Proceeds from maturities and principal reductions of
securities available for sale	752	584
Purchases of securities available for sale	(2,010)	-
Purchases of Federal Home Loan Bank stock	(914)	(760)
Purchases of securities held to maturity	(326)	-
Proceeds from maturities and principal reductions of
securities held to maturity	18	20
Proceeds from sale of real estate owned	94	-
Additions to premises and equipment	(342)	(860)
Net cash used in investing activities	(16,836)	(14,734)

Cash flows from financing activities:
(Decrease) increase in time deposits	(1,114)	6,058
Increase in other deposits	5,803	700
Repayments of borrowings	(802)	(1,676)
Additional borrowings	20,200	16,700
Purchase of treasury stock	(7,341)	(8,166)
Dividends paid	(1,812)	(1,915)
Exercise of stock options	-	512
Net cash provided by financing activities	14,934	12,213

Net increase in cash and cash equivalents	894	(62)
Cash and cash equivalents at beginning of period	8,018	7,858
Cash and cash equivalents at end of period	$8,912	$7,796

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(in thousands)
(unaudited)

	2008	2007
Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfers from loans to other real estate	$174	$-
Cash paid during the period for:
Interest	3,611	3,455

Income taxes	1,100	907

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1)      The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. ("Rome Bancorp" or the "Company") and The Rome Savings Bank (the "Bank"), a wholly-owned subsidiary of the Company, as of September 30, 2008 and December 31, 2007 and for the three and nine month periods ended September 30, 2008 and 2007. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

     Amounts in the prior period's consolidated financial statements are reclassified when necessary to conform with the current period's presentation.

(2)      Earnings Per Share

          The following summarizes the computation of earnings per share for the three and nine-month periods ended September 30, 2008 and 2007.

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands, except share and per share data)

	2008	2007	2008	2007
Basic earnings per share:
Income available to common shareholders	$815	$803	$2,295	$2,387
Weighted average basic shares outstanding	6,777	7,598	6,954	7,792

Basic earnings per share	$0.12	$0.11	$0.33	$0.31

Diluted earnings per share:
Income available to common shareholders	$815	$803	$2,295	$2,387
Weighted average basic shares outstanding	6,777	7,598	6,954	7,792
Effect of dilutive securities:
Stock options	2	2	3	23
Unearned compensation	64	72	77	86
Weighted average diluted shares outstanding	6,843	7,677	7,034	7,901

Diluted earnings per share	$0.12	$0.11	$0.33	$0.30

(3)      Other Comprehensive Income (Loss)

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)

	2008	2007	2008	2007
Pension and postretirement adjustments	$-	$8	$130	$25
Net change in unrealized gain (loss) on available-for-sale
securities arising during the period	20	15	(78)	(16)
Reclassification adjustment for net realized gain
included in net income	-	-	-	(11)
Other comprehensive income, before tax	20	23	52	20
Deferred tax expense	8	9	21	8

Other comprehensive income	12	14	31	12
Net income	815	803	2,295	2,387
Total comprehensive income	$827	$817	$2,326	$2,399

(4)      Securities

          Securities are summarized as follows:

	September 30, 2008		December 31, 2007

	Amortized	Fair	Amortized	Fair
	Cost	value	cost	value
		(in thousands)
Available-for-sale:
State and municipal obligations	$2,620	$2,659	$1,255	$1,284
Mortgage-backed securities
FNMA	29	29	45	45
FHLMC	169	170	259	261

Total debt securities	2,818	2,858	1,559	1,590

Equity and other securities	1,137	997	1,137	1,084

Total available for sale	$3,955	$3,855	$2,696	$2,674

Held-to-maturity:
U.S. Government securities	$1,324	$1,387	$1,001	$1,048
Mortgage-backed securities
GNMA	8	9	14	15
FHLMC	1	1	1	1
Other bonds	119	119	131	131

Total held to maturity	$1,452	$1,516	$1,147	$1,195

FHLB stock	$3,258	$3,258	$2,344	$2,344

Securities pledged at September 30, 2008 and December 31, 2007 had a carrying amount of $1.3 million and $1.0 million, respectively. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.

(5)     Loans

Loans are summarized as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Mortgage loans:
Residential (1-4 family)	$165,491	$149,702
Commercial	48,571	49,795
Construction and land	5,213	5,258

Total Mortgage loans	219,275	204,755
Other loans:
Commercial	29,417	29,127
Automobile loans	13,903	16,009
Property improvement
and equipment	17,359	15,829
Other consumer	16,806	17,232

Total Other loans	77,485	78,197

Total Loans	$296,760	$282,952

Changes in the allowance for loan losses are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)
	2008	2007	2008	2007

Balance at beginning of period	$1,918	$1,958	$1,910	$1,965
Provision charged to operations	100	-	100	-
Loans charged off	(150)	(59)	(187)	(136)
Recoveries	16	29	61	99

Balance at end of period	$1,884	$1,928	$1,884	$1,928

     The Company's recorded investment in loans that are considered impaired totaled $596,000 and $180,000 at September 30, 2008 and December 31, 2007, respectively. These impaired loans carried allowances of $232,000 and $45,000 at September 30, 2008 and December 31, 2007, respectively. The average recorded investment in impaired loans was $461,000 and $249,000 in the first nine months of 2008 and 2007, respectively. The Company recognized no interest on impaired loans during the three and nine month periods ended September 30, 2008 and 2007.

     The principal balances of loans not accruing interest amounted to $1.7 million and $968,000 at September 30, 2008 and December 31, 2007, respectively. Loans 90 days past due and accruing interest amounted to $42,000 and $35,000 at September 30, 2008 and December 31, 2007, respectively. The difference between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the nine months ended September 30, 2008 and 2007 was $69,800 and $67,900, respectively. There are no commitments to extend further credit on non-accruing loans.

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

(6) Stock-Based Compensation

     On May 24, 2006, the Company's Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company's stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. The fair value of the options granted was estimated at the grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.52%, expected stock price volatility 8.25%, risk free interest rate 4.60% and an expected option life of 6.5 years. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of September 30, 2008, unrecognized compensation cost related to these options was $133,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

     Following is a summary of the Company's 2008 year to date stock option activity:

	Nine Months ended September 30, 2008
	(dollars in thousands)
		Weighted	Weighted
		Average	Average
	Shares	Exercise Price	Fair Value
Options outstanding, beginning of period	359,446	$12.68	$1.68
Exercised	(2,720)	2.19	0.94
Granted	-	-	-
Options outstanding at end of period	356,726	$12.76	$1.69
Options exercisable at end of period	144,326	$12.64	$1.68

     The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2008 was $23,000. The intrinsic value of options exercised during the quarters ended September 30, 2008 and September 30, 2007 was $0 and $73,000, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2008 and September 30, 2007 was $25,000 and $1.7 million, respectively. Anti-dilutive options of 354,000 were not included in the computation of diluted earnings per share for the three and nine month periods ended September 30, 2008 and 2007.

     On May 24, 2006, the Company's Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period, or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 Recognition and Retention Plan awards was expensed immediately. At September 30, 2008, the unrecognized compensation cost attributable to restricted stock awards was $475,000. One-fifth of the 2006 restricted stock grants, or 33,660 shares, vested in the quarter ended June 30, 2008. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $1.1 million at September 30, 2008.

     Compensation cost for the Company's stock option plans in both the 2008 and 2007 third quarters was $12,000. In both of the nine months ended September 30, 2008 and 2007, compensation expense related to the stock option plans was $37,000. For the three months ended September 30, 2008 and 2007, compensation cost related to the restricted stock plan was $44,000 and $52,000 respectively. For the nine months ended September 30, 2008 and 2007 compensation cost related to the restricted stock plan was $187,000 and $157,000 respectively.

(7) Pension and Postretirement Medical Benefit Expenses

     The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended September 30,
	(in thousands)
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2008	2007	2008	2007
Service cost	$-	$-	$5	$6
Interest cost	88	108	37	35
Expected return on plan assets	(168)	(184)	-	-
Partial settlement	-	-	-	-
Amortization	-	10	(2)	(2)

Net periodic pension cost	$(80)	$(66)	$40	$39

	Nine months ended September 30,
	(in thousands)
	Pension benefits		Postretirement benefits
Components of net periodic pension cost:	2008	2007	2008	2007
Service cost	$-	$-	$15	$18
Interest cost	264	324	111	105
Expected return on plan assets	(504)	(552)	-	-
Partial settlement	134	-	-	-
Amortization	-	30	(6)	(6)

Net periodic pension cost	$(106)	$(198)	$120	$117

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

(8) Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements (“FAS 157”).” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adoption was not material. In February 2008, FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption is not material.

     In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard became effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

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

	(in thousands)
				Total
				Available for
				sale securities
September 30, 2008	Level 1	Level 2	Level 3	at fair value

Fixed maturity securities	$199	$2,659	$-	$2,858
Equity securities	597	400	-	997
Impaired loans	-	-	364	364
Total available for sale securities	$796	$3,059	$364	$4,219

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

Net income for the third quarter of 2008 was $815,000, an increase of $12,000 over the prior year's third quarter net income of $803,000. The significant factors and trends impacting the third quarter of 2008, which are discussed in greater depth below, were as follows:

  Net interest income before loan loss provision increased by $23,000, or 0.7%, from the same quarter last year as a result of an decrease in interest expense.

  The Company recorded a $100,000 provision for loan losses in the third quarter of 2008 compared to no provision in the same period last year.

  Non-interest income increased by $62,000, or 11.5%, over the third quarter 2007 levels primarily due to increases in fee income.

  Non-interest expense decreased by $17,000 in the third quarter of 2008 from $2.6 million in the same quarter of 2007.

  Income tax expense decreased to $428,000 in the third quarter of 2008 from $438,000 in the same period last year due to a decrease in the Company’s effective tax rate.

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

Average Balances, Interest and Average Yields
For the three months ended September 30, 2008	For the three months ended September 30, 2007
Interest	Average	Interest	Average
Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Cost	Balance	Expense	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$290,576	$4,397	6.02%	$271,961	$4,427	6.46%
Securities (1)	8,172	101	4.91	5,543	85	6.05
Federal funds sold and other
interest bearing deposits	1,163	6	1.94	1,120	13	4.38
Total interest-earnings assets	299,911	4,504	5.97	278,624	4,525	6.44
Noninterest-earning assets	30,502	29,130
Total assets	$330,413	$307,754
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$81,395	$113	0.55	$81,800	$113	0.55
Time deposits	72,227	630	3.47	71,402	750	4.17
Money market accounts	10,208	50	1.95	7,659	39	2.01
Other interest bearing deposits	14,299	20	0.53	12,678	18	0.57
Total interest-bearing deposits	178,129	813	1.81	173,539	920	2.10
Borrowings	52,282	410	3.13	27,890	339	4.82
Total interest-bearing liabilities	230,411	1,223	2.11	201,429	1,259	2.48
Noninterest-bearing deposits	30,512	28,901
Other liabilities	5,772	4,904
Total liabilities	266,695	235,234
Shareholders' equity	63,718	72,520
Total liabilities and shareholders' equity	$330,413	$307,754
Net interest income	3,281	3,266
Tax equivalent adjustment on securities	(5)	(13)
Net interest income per consolidated financial statements	$3,276	$3,253

Net interest rate spread	3.86%	3.96%
Net interest margin	4.35%	4.65%
Ratio of interest-earning assets to
interest-bearing liabilities	1.30	x	1.38	x

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Average Balances, Interest and Average Yields
For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Interest	Average	Interest	Average
Average	Income/	Yield/	Average	Income/	Yield/
Balance	Expense	Cost	Balance	Expense	Cost
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans	$285,648	$13,130	6.14%	$267,973	$13,012	6.49%
Securities (1)	7,129	286	5.36	6,451	264	5.47
Federal funds sold and other
interest bearing deposits	1,116	21	2.48	1,114	40	4.77
Total interest-earnings assets	293,893	13,437	6.11	275,538	13,316	6.46
Noninterest-earning assets	29,902	28,606
Total assets	$323,795	$304,144
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Savings accounts	$81,401	$336	0.55	$83,293	$343	0.55
Time deposits	72,567	2,043	3.76	68,917	2,068	4.01
Money market accounts	9,177	135	1.97	6,789	101	2.00
Other interest bearing deposits	13,276	52	0.52	11,575	49	0.57
Total interest-bearing deposits	176,421	2,566	1.94	170,574	2,561	2.01
Borrowings	46,546	1,131	3.25	24,682	886	4.80
Total interest-bearing liabilities	222,967	3,697	2.22	195,256	3,447	2.36
Noninterest-bearing deposits	29,317	28,244
Other liabilities	5,852	5,533
Total liabilities	258,136	229,033
Shareholders' equity	65,659	75,111
Total liabilities and shareholders' equity	$323,795	$304,144
Net interest income	9,740	9,869
Tax equivalent adjustment on securities	(21)	(40)
Net interest income per consolidated financial statements	$9,719	$9,829

Net interest rate spread	3.89%	4.10%
Net interest margin	4.43%	4.79%
Ratio of interest-earning assets to
interest-bearing liabilities	1.32	x	1.41	x

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

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	Compared to			Compared to
	Three months ended September 30, 2007			Nine months ended September 30, 2007

	Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net
	(in thousands)
Assets:
Interest-earning assets:
Loans	$(326)	$296	$(30)	$(776)	$894		$118
Securities (1)	(9)	25	16	(5)	27		22
Federal funds sold & other
Interest bearing deposits	(7)	-	(7)	(19)	-		(19)
Total interest-earnings assets	(342)	321	(21)	(800)	921		121

Interest-bearing liabilities:
Savings accounts	-	-	-	-	(7)		(7)
Time deposits	(129)	9	(120)	(134)	109		(25)
Money market accounts	(1)	12	11	(2)	36		34
Other interest bearing deposits	(1)	2	1	(4)	7		3
Total interest-bearing deposits	(131)	23	(108)	(140)	145		5
Borrowings	(224)	296	72	(539)	784		245
Total interest-bearing liabilities	(355)	319	(36)	(679)	929		250

Net change (1)	$13	$2	$15	$(122)	$(8)	$	(129)

(1) Includes tax equivalent adjustment for the Company's tax-exempt municipal securities.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

      Total assets at September 30, 2008 were $335.9 million, an increase of $17.8 million over assets of $318.1 million at December 31, 2007. The growth is primarily attributable to the Company's loan portfolio, which increased by $13.9 million, or 4.9%, from $281.0 million at December 31, 2007 to $294.9 million at September 30, 2008. During the first nine months of 2008, the Company originated approximately $49.4 million of loans, compared to approximately $47.7 million of loans originated in the same period of 2007. The majority of the loan originations for this year to date have been residential mortgage loans.

     Total deposits increased to $207.7 million at September 30, 2008 from $203.0 million at December 31, 2007. During the first nine months of 2008, savings deposits increased by $373,000, or 0.5%, and money market balances increased by $3.9 million, or 52.9% . Time deposits decreased by $1.1 million or 1.5% to $72.1 million at September 30, 2008 from $73.2 million at year end 2007. Balances of other interest bearing and non-interest bearing deposits increased by $649,000, or 4.9%, and $861,000, or 2.9%, respectively, during the first three quarters of 2008. Management attributes the increase in deposit balances to perceived instability in alternative investment markets.

      Borrowings from the Federal Home Loan Bank of New York (“FHLB”) increased from $40.3 million at December 31, 2007 to $59.7 million at the end of the current quarter. The incremental borrowings were used to fund loan growth, purchase investment securities and repurchase the Company's stock.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007

General

      During the three months ended September 30, 2008, the Company recorded net income of $815,000, an increase of $12,000 over net income of $803,000 in the third quarter of 2007. The increase in net income is comprised of an increase in net interest income before loan loss provision of $23,000, an increase in non-interest income of $62,000, decreases in non-interest expense and income tax expense of $17,000 and $10,000 respectively, partially offset by an increase in the provision for loan losses of $100,000.

     Diluted earnings per share increased to $0.12 per diluted share in the quarter ended September 30, 2008 from $0.11 per diluted share in the same quarter of 2007. Average diluted shares decreased to 6,843,084 for the third quarter of 2008 from 7,624,293 in the same period of 2007 due to the Company's stock repurchases over the past four quarters.

Net Interest Income

      Net interest income before loan loss provision for the quarter ended September 30, 2008 increased by $23,000, or 0.7%, compared to the same quarter of 2007. This increase is attributable to lower interest expense from reductions in deposit and borrowing rates, partially offset by decreases in yields on average earning assets.

Interest Income

     Interest income was $4.5 million in both the quarters ended September 30, 2008 and 2007. Average loan balances for the third quarter of 2008 were $290.6 million, an increase of $18.6 million over the average outstanding loans for the third quarter of 2007. The yield on the Company's loan portfolio for the quarter ended September 30, 2008 decreased to 6.02% from a yield of 6.46% for the same period last year, reflecting the effect of decreases in the prime rate over the past year. Interest income on securities increased by $24,000 from $72,000 for the quarter ended September 30, 2007 to $96,000 for the quarter ended September 30, 2008. The average balance of securities increased by $2.6 million, or 47.3%, from the third quarter of 2007 to $8.2 million for the current quarter while the yield on the Company's securities decreased from 6.05% to 4.91% . Finally, interest income on federal funds sold and other interest bearing deposits decreased by $7,000 to $6,000 for the quarter ended September 30, 2008 from the same quarter in 2007. Average balances of federal funds sold remained relatively stable during the third quarters of both 2008 and 2007, while the rate earned on these deposits decreased to 1.94% in the quarter ended September 30, 2008 from 4.38% for the same period of 2007.

Interest Expense

     Interest expense decreased to $1.2 million for the quarter ended September 30, 2008 from $1.3 million for the same quarter of 2007. Interest expense on deposits decreased to $812,000 for the quarter ended September 30, 2008 from $920,000 for the quarter ended September 30, 2007, due to decreases in the rates paid on time deposits, partially offset by an increase in the average balances of interest bearing deposits. Interest expense on borrowed funds increased to $410,000 for the quarter ended September 30, 2008 from $339,000 for the comparative quarter of 2007 due to an increase in the average balance of borrowings to $52.3 million in the current quarter compared to $27.9 million in the third quarter of 2007. Partially offsetting the increase in outstanding debt, the rate paid on borrowings decreased to 3.13% for the quarter ended September 30, 2008 from 4.82% for the same period in 2007. The increased debt level was used to finance growth in the loan portfolio and purchases of treasury stock.

Provision for Loan Losses

      The Company recorded a $100,000 provision for loan losses in the third quarter of 2008 compared to no provision in the same quarter of 2007. During the current quarter, the Company recorded net loan charge-offs of $134,000 principally related to one commercial customer. Asset quality declined slightly but remained favorable at September 30, 2008 with non-performing loans as a percent of loans of 0.58% and the allowance for loan losses as a percent of non-performing loans of 108.7% at September 30, 2008, compared to 0.35% and 190.4%, respectively, at December 31, 2007. The allowance for loan losses as a percentage of loans was at 0.63% at September 30, 2008 compared to 0.68% at December 31, 2007. While the Company has had an increase in the level of non-performing loans, these loans are deemed to be well collateralized and reserved for, requiring no current increase in the allowance for loan losses. The Company has not originated or acquired any sub-prime loans and does not have any investments collateralized by sub-prime loans.

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

Non-Interest Income and Non-Interest Expense

     Non-interest income increased $62,000 to $609,000 in the third quarter of 2008 from $547,000 in the same period of 2007. The increase is principally due to increases in deposit product revenues.

     Non-interest expense decreased by $17,000 to $2.5 million in the current quarter compared to $2.6 million in the same period of 2007 due to cost containment efforts in several areas.

     Income tax expense was $428,000 in the third quarters of 2008 compared to $438,000 in the quarter ended September 30, 2007 due to an increase in favorable permanent tax benefits.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2008 and 2007

General

      During the nine months ended September 30, 2008, the Company recorded net income of $2.3 million compared to $2.4 million for the first three quarters of 2007. The decrease resulted from an increase in non-interest expense of $125,000, a decrease in net-interest income before loan loss provision of $110,000 and an increase in the provision for loan losses of $100,000, partially offset by a $72,000 increase in non-interest income and a $171,000 reduction in income tax expense.

     Diluted earnings per share were $0.33 per diluted share for the nine months ended September 30, 2008 compared to $0.30 per diluted share for the same period of 2007. The increase in earnings per share is attributable to the decrease in average outstanding diluted shares from 7,901,601 to 7,034,587 due to ongoing treasury stock purchases.

Net Interest Income

      Net interest income before loan loss provision for the nine months ended September 30, 2008 decreased by $110,000, or 1.1%, as compared to the same period of 2007. This decrease is attributable to decreases in the yields on earning assets and an increase in the volume of interest bearing deposits and debt, partially offset by a reduction in the cost of these funds and growth in the average balances of earning assets.

Interest Income

     Interest income increased to $13.4 million for the nine month period ended September 30, 2008 from $13.3 million for the same period of 2007. Average interest-earning assets for the first nine months of 2008 increased to $293.9 million from $275.5 million in the same period of 2007. The yield on interest-earning assets decreased to 6.14% for the nine months ended September 30, 2008, from 6.46% for the first three quarters of 2007. Average loan balances for the first nine months of 2008 were $285.6 million, an increase of $17.6 million over the average outstanding loans for the same period of 2007. The yield on the Company's loan portfolio for the nine months ended September 30, 2008 was 6.10% compared to a yield of 6.49% for the same period last year, reflecting decreases in underlying interest rates. Interest income on securities increased $41,000 from $224,000 for the nine months ended September 30, 2007 to $265,000 for the nine months ended September 30, 2008. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $19,000 to $21,000 for the first nine months of 2008 from the same period in 2007 due to decreases in market interest rates.

Interest Expense

     Interest expense increased to $3.7 million for the nine months ended September 30, 2008 from $3.4 million for the nine months ended September 30, 2007. Interest expense on deposits remained constant at $2.6 million for both the nine months ended September 30, 2008 and 2007. Average year to date balances of interest-bearing deposits increased to $176.4 million this year from $170.6 million during the first nine months of 2007; however, the cost of these deposits decreased to 1.94% from 2.01% over the same periods. Interest expense on borrowed funds increased to $1.1 million for the nine months ended September 30, 2008 from $886,000 for the comparative period of 2007 primarily due to an increase in the average balance of borrowings to $46.5 million in the current year to date compared to $24.7 million in the nine months ended 2007. The increase in outstanding debt was partially offset by a decrease in the rate paid on these borrowings from 4.80% for the nine months ended September 30, 2007 to 3.25% for the same period this year. The increased borrowings were used to fund the aforementioned investments in loans, securities and purchases of treasury stock that have been made over the past year.

Provision for Loan Losses

      The Company recorded a $100,000 provision for loan losses in the first three quarters of 2008 compared to no provision in the same period of 2007. This provision was deemed necessary to cover the 2008 growth in the loan portfolio and to provide for year to date net charge-offs. While the Company has had an increase in the level of non-performing loans, these loans are deemed to be well collateralized and reserved for, requiring no current increase in the allowance for loan losses. The Company has not originated or acquired any sub-prime loans and does not have any investments collateralized by sub-prime loans.

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

Non-Interest Income and Non-Interest Expense

     Non-interest income increased to $1.7 million for the first nine months of 2008 from $1.6 million in the same period of 2007. The Company recognized gains on securities sales of $11,000 during the first nine months of 2007, while no securities have been sold in fiscal year to date 2008. Other non-interest income for 2008 year to date increased by $83,000 over 2007 levels primarily due to increases in deposit product revenues.

     Non-interest expense increased to $7.9 million in the first nine months of 2008 compared to $7.7 million in the same period of 2007, partially due to increases in employee benefit costs and, most notably, the recording of a partial settlement of the Company’s defined benefit plan in the amount of $134,000 during the first quarter of 2008.

     Income tax expense for the first nine months of 2008 decreased to $1.2 million from $1.3 million in the same period of 2007, due to the decrease in pre-tax income, an increase in favorable permanent tax benefits and revision of an estimate of taxes owed on a state tax audit based upon settlement.

Liquidity and Capital Resources

     The Company's primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the FHLB that allows it to borrow up to $58.9 million. At September 30, 2008, the Bank had outstanding borrowings of $19.2 million on this line of credit with remaining availability under these lines of $39.7 million. In addition, at September 30, 2008 the Company had outstanding advances and amortizing notes with the FHLB totaling $40.5 million.

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

     The Company's primary investing activities include the origination of loans, and to a lesser extent, the purchase of investment securities. For the nine months ended September 30, 2008, the Company originated loans of approximately $49.4 million, compared to $47.7 of loans originated in the first nine months of 2007.

     At September 30, 2008, the Company had loan commitments to borrowers of approximately $14.1 million, and available letters and lines of credit of approximately $18.5 million.

     Time deposit accounts scheduled to mature within one year were $51.7 million at September 30, 2008. Based on the Company’s deposit retention experience and current pricing strategy, the Company anticipates that a significant portion of these time deposits will remain with the Company. The Company is committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that the Company will have sufficient funds to meet the Company’s current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the FHLB, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the FHLB in the future.

     At September 30, 2008, the Bank exceeded each of the applicable regulatory capital requirements. The Bank's leverage (Tier 1) capital at September 30, 2008 was $57.2 million, or 17.05% of adjusted assets. In order to be classified as "well-capitalized" by the OTS, the Bank is required to have leverage (Tier 1) capital of $16.8 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0% . At September 30, 2008, the Bank had a total risk-based capital ratio of 24.10% .

     On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was signed into law providing for, among other things, $700 billion in funding to the U.S. Treasury to purchase troubled assets from financial institutions. On October 14, 2008, the Treasury, the Board of Governors of the Federal Reserve System, or FRB, and the Federal Deposit Insurance Corporation, or FDIC, issued a joint statement announcing additional steps aimed at stabilizing the financial markets, including a $250 billion voluntary Capital Purchase Program, or CPP, that allows qualifying financial institutions to sell preferred shares to the Treasury. Institutions that participate in the CPP are restricted in their ability to make future stock repurchases and to increase dividend payments to shareholders for a period of three years. The Company’s Board of Directors and management have evaluated the benefits and drawbacks of participation in the CPP, have reviewed these analyses with the Company’s financial and legal advisors, and have determined not to apply for funds under the CPP, given the Company’s current and historical status as a well capitalized financial institution.

     The Company paid cash dividends of $0.255 per share during the nine-month period ended September 30, 2008 totaling $1.8 million.

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

The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company's common stock during the quarter ended September 30, 2008.

COMPANY PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
				Approximate
				Dollar Value) of
			(c) Total Number of	Shares (or Units)
			Shares (or Units)	that may yet be
	(a) Total Number	(b) Average Price	Purchased as Part of	Purchased under
	of Shares (or	Paid per Share	Publicly Announced	the Plans or
	Units) Purchased	(or Unit)	Plans or Programs	Programs
Period
July 1, 2008	65,800	$10.77	65,800	236,250
through July 31,
2008
August 1, 2008	98,400	$10.86	98,400	137,850
through August
31, 2008
September 1,	24,400	$10.74	24,400	113,450
2008 through
September 30,
2008
Total	188,600	$10.81	188,600	113,450

     During the first nine months of 2008, the Company's Board of Directors authorized the repurchase of 759,000 of the Company's outstanding common shares over the following twelve-month period. Through September 30, 2008, $7.3 million has been expended to repurchase 645,550 shares. There have been no sales by the Company of unregistered securities during the nine months ended September 30, 2008.

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

_____________
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

ROME BANCORP, INC.

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board,	November 6, 2008
Charles M. Sprock	President and Chief
Executive Officer
(Principal Executive
Officer)

/s/David C. Nolan	Executive Vice President	November 6, 2008
David C. Nolan	and Chief Financial
Officer (Principal
Financial Officer)