Form 10-K
period 2008-12-31
ROME BANCORP INC
filed 2009-03-06
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐  No ☒

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

           Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Sect. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

           Based on the closing sales price on June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $62,203,000.

Rome Bancorp had 6,935,307 shares of common stock outstanding as of March 4, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the definitive proxy statement pursuant to Regulation 14A to be issued by the registrant in connection with the 2009 Annual Meeting and portions of the 2008 Annual Report to Shareholders for the fiscal year ended December 31, 2008 are incorporated by reference into Parts II and III of this report.

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

           Rome Savings is a federal stock savings bank and the wholly-owned subsidiary of Rome Bancorp. Rome Savings was originally chartered in 1851 as a New York mutual savings bank. On October 6, 1999, Rome Savings reorganized into a mutual holding company structure and formed Rome Bancorp and Rome, MHC. On April 27, 2004, Rome, MHC, Rome Bancorp and Rome Savings completed their conversions from New York-chartered companies to federally-chartered companies regulated by the Office of Thrift Supervision (the “OTS”). On March 30, 2005, Rome, MHC completed its second-step conversion and related stock offering and ceased to exist.

           Rome Savings is a community and customer-oriented retail savings bank that offers traditional deposit products, residential real estate mortgage loans and consumer, commercial and commercial real estate loans. In addition, Rome Savings purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities and other investments permitted by applicable laws and regulations. At December 31, 2008, Rome Bancorp had assets of $337.9 million, deposits of $205.9 million and stockholders’ equity of $60.3 million.

Business Strategy

           Our business is to hold Rome Savings. Our revenues are derived principally from interest on our loans and interest and dividends on our investment securities. Our primary sources of funds are deposits, payments of loan principal and mortgage-backed securities, maturities and calls of investment securities, borrowings from the Federal Home Loan Bank, and funds provided by operations.

Market Area

           Operations are conducted out of our executive office in Rome, New York and four branch offices located in Oneida County, New York, two of which are located in Rome, one in New Hartford, New York and one in Lee, New York. As of June 30, 2008, Rome Savings maintained a 6.64% share of all Oneida County, New York deposits, ranking sixth in size of deposits in Oneida County. Rome Savings also maintained a 40.84% market share of all reported funds on deposit in the City of Rome as of June 30, 2008, making it the largest depository institution in Rome.

           Our geographic market area for loans and deposits is principally Oneida County, New York. The local economy is not dependent on one key employer. The principal employment sectors are service-related (excluding financial industries), wholesale and retail trade, and manufacturing.

           Similar to national trends, in recent years most of the job growth realized in Oneida County has been in service related industries, and service jobs now account for the largest portion of the workforce. Our market area also includes a growing number of healthcare, engineering, software, and technical firms that have located in Oneida County in order to take advantage of its well-educated work force, including current and former military and defense industry personnel. Rome, New York is located 15 miles west of Utica and approximately 45 miles east of Syracuse. Depending on market conditions, we also occasionally originate loans in the greater New York City metropolitan area, typically through loan participations, and outside of New York State. At December 31, 2008, Rome Savings’ total loan portfolio consisted of $294.5 million in loans located in the State of New York, while $5.9 million of such loans consisted of loans made outside of New York.

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

Lending Activities

           General. Rome Savings has a long-standing commitment to originate commercial real estate, commercial and consumer loans, in addition to a traditional emphasis on residential lending. We currently retain substantially all of the loans that we originate, periodically selling longer term loans into the secondary market. At December 31, 2008, Rome Savings had total loans of $300.4 million, of which $174.0 million, or 57.93%, were one- to four-family residential mortgages and residential construction loans. Of residential mortgage loans outstanding at that date, 27.85% were adjustable-rate mortgage loans and 72.15% were fixed-rate loans. The remainder of Rome Savings’ loans at December 31, 2008, amounting to $126.4 million, or 42.08% of total loans, consisted of commercial real estate, commercial loans, and consumer loans. Rome Savings originates commercial real estate and commercial business loans both within and outside of Oneida County, New York. As of December 31, 2008, 17.06% of Rome Savings’ loan portfolio was in commercial real estate loans and 9.48% was in commercial loans. In addition, as of December 31, 2008, 15.53% of Rome Savings’ loan portfolio was in consumer loans.

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

	2008		2007		2006		2005		2004

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans:

One- to four-family	$170,197	56.65%	$149,702	52.91%	$135,078	51,06%	$126,422	49.79%	$114,138	48.93%
Commercial real estate	49,231	16.39	49,795	17.60	54,493	20.60	52,748	20.78	49,364	21.16
Construction and land	5,827	1.95	5,258	1.86	2,562	0.97	3,317	1.31	5,469	2.34

Total mortgage loans	225,255	74.99	204,755	72.37	192,133	72,63	182,487	71.88	168,971	72.43

Commercial loans	28,472	9.48	29,127	10.29	24,189	9.14	23,832	9.39	21,507	9.22

Consumer loans:
Automobile	12,927	4.30	16,009	5.66	17,779	6.72	18,321	7.21	15,529	6.66
Property improvement	17,459	5.81	15,829	5.59	15,536	5.87	15,434	6.08	12,766	5.47
Other	16,276	5.42	17,232	6.09	14,900	5.64	13,804	5.44	14,499	6.22

Total consumer loans	46,662	15.53	49,070	17.34	48,215	18.23	47,559	18.73	42,794	18.35

Total loans	300,389	100.00%	282,952	100.00%	264,537	100.00%	253,878	100.00%	233,272	100.00%

Less: Allowance for loan losses	1,936		1,910		1,965		1,960		2,000

Loans, net	$298,453		$281,042		$262,572		$251,918		$231,272

           Loan Maturity. The following table presents the contractual maturity of our loan portfolio at December 31, 2008. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2008
	Residential Mortgage Loans	Commercial Real Estate Loans	Consumer Loans	Commercial Loans

	(In thousands)
Amounts due:
Within one year	$61	$1,952	$2,598	$12,062
After one year:
One to three years	446	3,025	8,856	1,535
Three to five years	2,863	800	13,282	1,957
Five to ten years	14,654	6,442	14,620	4,724
Ten to twenty years	60,760	28,797	4,369	3,368
After twenty years	95,241	10,214	2,937	4,826

Total due after one year	173,964	49,278	44,064	16,410

Total loans	$174,025	$51,230	$46,662	$28,472

           The following table presents, as of December 31, 2008, the dollar amount of all loans, due after December 31, 2009, and whether these loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2009

	Fixed	Adjustable	Total

	(In thousands)

Residential mortgage loans	$126,758	$47,206	$173,964
Commercial real estate loans	20,041	29,237	49,278
Consumer loans	28,600	15,464	44,064
Commercial loans	12,345	4,065	16,410

Total loans	$187,744	$95,972	$283,716

           The following table presents Rome Savings’ loan originations, purchases, sales, and principal payments for the periods indicated.

	For the Year Ended December 31,

	2008	2007	2006

Total loans:
Balance outstanding at beginning of period	$282,952	$264,537	$253,878

Originations:
Mortgage loans	53,687	39,297	40,043
Commercial and consumer loans	12,706	22,384	17,925

Total originations	66,393	61,681	57,968

Principal repayments:
Mortgage loans	33,136	26,675	29,180
Commercial and consumer loans	13,804	14,815	16,559

Total principal payments	46,940	41,490	45,739

Transfers to foreclosed real estate	505	52	99

Loan sales	1,163	1,491	1,099

Loans charged off	348	233	372

Balance outstanding at end of period	$300,389	$282,952	$264,537

           Residential Mortgage Lending. Rome Savings emphasizes the origination of mortgage loans secured by one to four-family properties that serve as the primary residence of the owner. Rome Savings does not originate subprime or interest only mortgage loans. As of December 31, 2008, loans on one-to four-family residential properties accounted for $174.0 million, or 57.93%, of Rome Savings’ total loan portfolio. Of residential mortgage loans outstanding on that date, 27.85% were adjustable-rate mortgage loans and 72.15% were fixed-rate loans. Rome Savings may seek to expand its residential lending activities primarily through the marketing and sale to the secondary market of longer term fixed-rate mortgage loans. Management of Rome Savings believes that the expansion of Rome Savings’ residential lending will enhance its reputation as a service-oriented institution that meets the needs of its local community.

           Most of Rome Savings’ loan originations are from existing or past customers, members of Rome Savings’ local communities or referrals from local real estate agents, attorneys, and builders. Management of Rome Savings believes that its branch offices are a significant source of new loan generation.

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

           Rome Savings’ Board residential lending policies and procedures conform to secondary market guidelines. In the future, Rome Savings’ may sell qualifying fixed-rate longer-term loans into the secondary market, but expects to continue to retain fixed rate loans with maturities of shorter terms. Rome Savings originates residential mortgage loans with a loan to value ratio up to 90%. Private mortgage insurance is not required on loans with an 80% or less loan to value ratio. All mortgages originated with a loan to value above 80% and up to 90% required private mortgage insurance with 17% to 30% coverage. Rome Savings at times may originate mortgages outside of secondary market guidelines, tailored to the needs of its customers. Commitments issued in these situations are reviewed with the Board of Directors on a monthly basis.

           Rome Savings also offers residential construction loans to customers in its primary lending market. Private mortgage insurance is not currently available on construction loans. Rome Savings will make construction loans up to 80% loan to value ratio and up to 90% can be self-insured with the risk built into a pricing add on. The program allows for mortgagors to receive up to five advances during the construction phase. Rome Savings uses third-party Board-approved inspectors to determine the advance amount and obtains a clear title report prior to making each advance. The loan converts to permanent financing at the end of six months from the initial closing whether the house is completed or not. The interest rate on the permanent financing is locked in at the time of application for the construction/permanent mortgage. Rome Savings receives at closing, in addition to standard fees and closing costs, up to 0.75% of the loan amount as additional income.

           Rome Savings’ adjustable-rate mortgages currently in portfolio include limits on increase or decrease in the interest rate of the loan. The interest rate may increase or decrease by a maximum 2.0% per adjustment period with a ceiling rate of 11% over the life of the loan. The retention of adjustable-rate mortgage loans in our loan portfolio helps reduce exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable-rate mortgage loans. During periods of rising interest rates, the risk of default on adjustable-rate mortgage loans may increase due to the upward adjustment of interest cost to the borrower.

           During the year ended December 31, 2008, Rome Savings originated $11.3 million in adjustable-rate residential mortgage loans and $33.5 million in fixed-rate one- to four- family residential loans. Approximately 10.76% of all residential loan originations during fiscal 2008 were refinancings of loans already in Rome Savings’ portfolio. At December 31, 2008, Rome Savings’ loan portfolio included $48.5 million in adjustable-rate one to four-family residential mortgage loans, or 16.15% of its total loan portfolio, and $125.5 million in fixed-rate one to four-family residential mortgage loans, or 41.78% of its total loan portfolio.

           Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the propertys’ historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2008, our commercial real estate loan portfolio consisted of 158 loans, totaling $51.2 million, or 17.06%, of total loans. Most of the commercial real estate portfolio consists of loans which are collateralized by properties in our normal lending area. To a lesser extent, commercial real estate loans are secured by out of market properties. A portion of Rome Savings’ commercial mortgages are participation loans. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.25. Commercial real estate lending involves additional risks compared with one-to-four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, or on the successful operation of the owner’s business for owner occupied properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Rome Savings’ loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk.

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

           Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business term loans, lines of credit and other commercial loans. At December 31, 2008, our commercial loan portfolio consisted of 234 loans, totaling $28.5 million, or 9.48% of total loans. A portion of Rome Savings’ commercial loans are participation loans. Most term loans generally are limited to terms of five years. Substantially all lines of credit have variable interest rates tied to the prime rate. Typically, Rome Savings collateralizes these loans with a lien on business assets and equipment, occasionally commercial real estate, plus the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

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

           Consumer Loans. Rome Savings offers a variety of consumer loans. At December 31, 2008, the consumer loan portfolio totaled $46.7 million or 15.53% of total loans. Consumer loans generally are offered for terms of up to five or 10 years, depending on the collateral, at fixed interest rates. Rome Savings’ consumer loan portfolio consists primarily of property improvement loans (i.e., home equity loans and home equity lines of credit) and used automobile loans. To a lesser extent, the consumer loan portfolio also includes:

•	new automobile loans;

•	recreational vehicles, boats, and conversion vans;

•	motorcycles, ATVs, snowmobiles, and equipment loans;

•	secured passbook loans;

•	unsecured loans;

•	education loans; and

•	mobile or manufactured home loans.

           Rome Savings expects consumer lending to be a continuing source of loan volume, with installment loans continuing to account for the major portion of our consumer lending volume. Property improvement loans, currently comprises the largest portion of the consumer loan portfolio at 37.42%. Rome Savings makes loans secured by deposit accounts up to 90% of the amount of the depositor’s savings account balance. Rome Savings also makes other consumer loans, which may or may not be secured. The terms of such loans vary depending on the collateral.

           Rome Savings provides home equity lines of credit for any purpose, using the applicant’s principal residence. The normal loan to value for these lines is 90%, with certain conditions allowing for up to 100%. This product has a ten-year interest-only draw period. During this period, principal reductions are at the applicant’s discretion. At the end of the ten-year period, any outstanding principal balance due is termed out over 15 years with payments to principal plus interest monthly. These lines have a variable interest at prime rate. Access to these lines is by customer checks. All closing costs are waived providing that the line remains open for at least three years. In addition, Rome Savings offers fixed rate amortizing installment home equity loans with terms of up to fifteen years.

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

           Consumer loans are generally originated at higher interest rates than residential mortgage loans, but also tend to have a higher credit risk than residential loans due to the loan being unsecured or secured by rapidly depreciating assets. Despite these risks, Rome Savings’ level of consumer loan delinquencies generally has been low. No assurance can be given, however, that Rome Savings’ delinquency rate on consumer loans will continue to remain low in the future, or that it will not incur future losses on these activities.

           Loan Approval Procedures and Authority. Rome Savings’ lending policies are established by its Board of Directors. The policies differ depending on the type of loan involved.

•

Residential Mortgage Loans: Following underwriting, each mortgage application is reviewed by a designated employee or officer who has authority to approve mortgages up to $417,000. Mortgages over $417,000 must be presented to the Bank’s Lending Committee, Executive Committee, or Board of Directors for approval.

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

           Collection Procedures. When a borrower fails to make required payments on a loan, Rome Savings takes a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. In the case of mortgage loans, Rome Savings’ servicing department is responsible for collection procedures from the 15th day up to the 120th day of delinquency. A late charge notice is sent at 15 days. A reminder letter requesting prompt payment is sent on the 25th day. At 30 days, Rome Savings also attempts to establish telephone contact with the borrower. If no contact is established, progressively stronger collection letters are sent on the 45th and 55th days of delinquency. Late charge notices are sent on the 30th and 60th days of the delinquency. Between the 60th and 90th day of delinquency, if telephone contact has not been established or if there has been mail returned, the collector or his or her assistant makes a physical inspection of the property. When contact is made with the borrower at any time prior to foreclosure, Rome Savings attempts to obtain full payment of the amount delinquent or work out a repayment schedule with the borrower in order to avoid foreclosure. It has been Rome Savings’ experience that most loan delinquencies are cured within 105 days and no legal action is taken.

           Rome Savings sends the “right to cure” foreclosure notice when a loan is approximately 75 days delinquent. This contains a “right to cure” clause that gives the customer the terms that must be met within 30 days of the date the letter is sent in order to avoid foreclosure action. After this letter expires a recommendation for foreclosure is presented to the Board of Directors for approval. Upon approval the loan is forwarded to outside legal counsel to commence the foreclosure action. If a foreclosure action is commenced and the loan is brought current, paid in full, or refinanced before the foreclosure sale, is held, the foreclosure action would be terminated. If Rome Savings becomes the owner of the real property at the foreclosure sale, it is held as other real estate owned. The property is valued at fair market value less estimated selling costs. Other real estate property is actively marketed and sold by the Bank as soon as practicle. The collection procedures for Federal Housing Association (“FHA”) and Veterans’ Administration (“VA”) one-to four-family mortgage loans follow the collection guidelines outlined by those agencies.

           The collection procedures for consumer, commercial, and other loans, include the sending of periodic late notices and letters to a borrower once a loan is past due. Rome Savings attempts to make direct contact with a borrower once a loan is 15 days past due. Rome Savings follows the same collection procedure as mortgages in an attempt to reach individuals by telephone and sending them letters and notices. Supervisory personnel in Rome Savings’ lending area and in its collection area review loans 30 days or more delinquent on a regular basis. If collection activity is unsuccessful after 120 days, Rome Savings may charge off a loan and/or refer the matter to an outside collection agency or to the Bank’s legal counsel for further collection effort. Monthly, loans deemed uncollectible are proposed for charge-off. Charge offs up to $10,000 may be approved by the Bank’s senior loan officer. Charge-offs $10,000 and greater require approval of both the senior loan officer and the President of Rome Savings. All charge-offs are reported to the Board of Directors of Rome Savings at its next scheduled meeting.

           Rome Savings’ policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and Rome Savings’ actions and plans to cure the delinquent status of the loans and to dispose of the real estate.

           Non-Performing Assets. Non-performing assets totaled $1.6 million and $1.1 million at December 31, 2008 and December 31, 2007, respectively.

           The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

			At December 31,

	2008	2007	2006	2005	2004

	(Dollars in thousands)
Nonaccruing loans:
Mortgage loans	$1,094	$653	$575	$539	$362
Commercial loans	105	271	423	216	268
Consumer loans	74	44	98	117	113

Total	1,273	968	1,096	872	743
Accruing loans delinquent 90 days or more	—	35	8	75	86

Total non-performing loans	1,273	1,003	1,104	947	829
Foreclosed real estate, net	331	97	45	—	—

Total non-performing assets	$1,604	$1,100	$1,149	$947	$829

Non-performing loans to total loans	0.42%	0.35%	0.42%	0.37%	0.36%
Non-performing assets to total assets	0.47%	0.35%	0.38%	0.31%	0.31%

           With the exception of first mortgage loans insured or guaranteed by the FHA or VA or for which the borrower has obtained private mortgage insurance, Rome Savings stops accruing income on loans when interest or principal payments are 90 days in arrears or earlier when the timely collectibility of such interest or principal is doubtful. Rome Savings designates loans on which it stops accruing income as non-accrual loans and it reverses outstanding interest that it previously credited. Rome Savings may recognize income in the period that it collects such income, when the ultimate collectibility of principal is no longer in doubt. Rome Savings returns a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist. Rome Savings defines non-performing loans as both non-accruing and accruing loans for which payments are 90 days or more past due.

           We define the population for evaluation of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company’s recorded investment in loans that are considered impaired totaled $710,000 and $180,000 at December 31, 2008 and 2007, respectively. If all non-accrual loans had been current in accordance with their terms during the year ended December 31, 2008, 2007 and 2006, interest income on such loans would have amounted to $85,800, $78,000 and $75,800, respectively. At December 31, 2008, Rome Savings had no loans which were considered to be a “troubled debt restructuring” as defined in SFAS No. 15.

           Allowance for Loan Losses. The following table sets forth activity in Rome Savings’ allowance for loan losses and other ratios at or for the dates indicated.

	At December 31,

	2008	2007	2006	2005	2004

	(Dollars in thousands)
Balance at beginning of year	$1,910	$1,965	$1,960	$2,000	$1,809
Provision for loan losses	300	50	147	115	390
Charge-offs:
Mortgage loans	15	—	19	18	47
Commercial loans	215	78	50	174	31
Consumer loans	118	155	303	495	306

Total	348	233	372	687	384
Recoveries
Mortgage loans	2	1	10	4	12
Commercial loans	1	21	79	419	36
Consumer loans	71	106	141	109	137

Total	74	128	230	532	185

Net charge-offs	274	105	142	155	199

Balance at end of year	$1,936	$1,910	$1,965	$1,960	$2,000

Ratio of net charge-offs to average loans outstanding during the period	0.09%	0.04%	0.06%	0.06%	0.09%
Allowance for loan losses as a percent of loans	0.64%	0.68%	0.74%	0.77%	0.86%
Allowance for loan losses as a percent of non-performing loans	152.08%	190.40%	177.99%	207.00%	241.25%

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

           For the year ended December 31, 2008, we increased our allowance for loan losses through a $300,000 provision for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses accurately reflects the level of risk in the loan portfolio. In addition to the non-performing loans, management has identified, through normal internal credit review procedures, $2.6 million in “potential problem loans” at December

31, 2008. Payments are current on $2.0 million or 79.06% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. Rome Savings will continue to be aggressive in identifying, monitoring and resolving potential problem loans. See “Management’s Discussion and Analysis - Comparison of Results of Operations for the Years Ended December 31, 2008, 2007 and 2006 - Provision for Loan Losses” incorporated into this document by reference to the Annual Report attached hereto as Exhibit 13.1.

           The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	At December 31,

	2008		2007		2006		2005		2004

	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans

	(Dollars in thousands)
Mortgage loans:
One to four-family	$132	56.65%	$141	52.91%	$117	51.06%	$129	49.79%	$236	48.93%
Commercial real estate	746	16.39	618	17.60	721	20.60	664	20.78	828	21.16
Construction & land	0	1.95	0	1.86	0	0.97	0	1.31	0	2.34

Total mortgage loans	878	74.99	759	72.37	838	72.63	793	71.88	1,064	72.43

Commercial loans	575	9.48	689	10.29	667	9.14	712	9.39	592	9.22

Consumer loans	483	15.53	462	17.34	460	18.23	455	18.73	344	18.35

Total allowance for loan losses	$1,936	100.00%	$1,910	100.00%	$1,965	100.00%	$1,960	100.00%	$2,000	100.00%

Investment Activities

           General. The Board of Directors reviews and approves our investment policy on an annual basis. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the Executive Vice President/Chief Financial Officer. The Executive Vice President/Chief Financial Officer reports to the Asset Liability Committee (ALCO) and to the Executive Committee monthly.

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

	At December 31,

	2008		2007		2006

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities

GNMA	$7	$7	$14	$15	$28	$29
FHLMC	—	—	1	1	2	2
U.S. Government securities	1,322	1,436	1,001	1,048	1,001	997
Other bonds	118	118	131	131	147	147

Total held to maturity	1,447	1,561	1,147	1,195	1,178	1,175

Available for sale:
U.S. Government agencies	—	—	—	—	383	397
State and Municipal obligations	2,620	2,663	1,255	1,284	2,335	2,377

Mortgage-backed securities
FHLMC	24	24	259	261	336	339
FNMA	4	4	45	45	58	58

Total available for sale debt securities	2,648	2,691	1,559	1,590	3,112	3,171

Equity securities	872	872	1,137	1,084	1,137	1,148

Total available for sale	3,520	3,563	2,696	2,674	4,249	4,319

FHLB stock	3,578	3,578	2,344	2,344	1,344	1,344

Total investment securities	$8,545	$8,702	$6,187	$6,213	$6,771	$6,838

           Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for Rome Savings’ debt securities at December 31, 2008.

	One Year or Less		More Than One Year less than Five Years		More Than Five Years less than Ten Years		More Than Ten Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

	(Dollars in thousands)
Available for sale securities:
State and municipal obligations (1)	$331	6.87%	$995	5.55%	$1,317	6.16%	$20	6.20%	$2,663	6.02%
Mortgage-backed securities	28	6.50%	—	—	—	—	—	—	28	6.50%

Held to maturity securities:
U.S. Government securities	—	—	1,322	4.02%	—	—	—	—	1,322	4.02%
Mortgage-backed securities	1	9.81%	6	12.54%	—	—	—	—	7	11.97%
Other	—	—	—	—	—	—	$118	5.62%	118	5.62%

Total debt securities	$360	6.86%	$2,323	4.69%	$1,317	6.16%	$138	5.70%	$4,138	5.38%

(1)	Yields are presented on a tax-equivalent basis.

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

           When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 65.0% and 63.9% of total deposits on December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, time deposits with remaining terms to maturity of less than one year amounted to $54.4 million and $46.4 million, respectively. See “Management’s Discussion and Analysis - Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2008, 2007 and 2006.

           At December 31, 2008, we had $16.0 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount

(In thousands)
Three months or less	$2,913
Over three months through six months	4,449
Over six months through 12 months	5,270
Over 12 months	3,399

Total	$16,031

           Borrowings. At December 31, 2008, we had outstanding borrowings of $66.3 million which were used to fund loan growth, purchase treasury stock and finance other investments. In the future, we expect to continue to utilize borrowings as a funding source and may borrow funds pursuant to repurchase agreements, whereby we sell an asset with an agreement to repurchase it at some future date. We are a member of the Federal Home Loan Bank of New York and have available a line of credit of $58.9 million, of which $35.2 million remained available at December 31, 2008.

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

Employees

           At December 31, 2008, Rome Savings had 97 full-time employees and 7 part-time employees. Rome Savings’ employees are not represented by a collective bargaining agreement, and Rome Savings considers its relationship with its employees to be good.

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

           The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies or any other policies, including policies with respect to the Bank’s capital levels, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, the SEC or the Congress, could have a material adverse impact on Rome Bancorp, Rome Savings, and their operations and stockholders.

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

           Rome Savings may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. Rome Savings met the QTL test at December 31, 2008, and in each of the prior 12 months, and therefore is a “qualified thrift lender.” If Rome Savings fails the QTL test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

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

            At December 31, 2008, Rome Savings met and exceeded each of its capital requirements. The table below presents Rome Savings’ regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2008:

	Bank	Capital Requirements	Excess Capital

(In thousands)

Tangible capital	$ 58,229	$ 10,186	$ 48,043
Core capital	$ 58,229	$ 10,186	$ 48,043
Risk-based capital	$ 59,845	$ 19,579	$ 40,266

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

            At December 31, 2008, Rome Savings met the criteria for being considered “well-capitalized.” When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

            Insurance of Deposit Accounts. Rome Savings is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC, and Rome Savings pays its deposit insurance assessments to the DIF. The DIF was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (“DIF Act”). In addition to merging the insurance funds, the DIF Act established a statutory minimum and maximum designated reserve ratio for the Deposit Insurance Fund and granted the FDIC greater flexibility in establishing the required reserve ratio. In its regulations implementing the DIF Act, the FDIC had previously set the annual designated reserve ratio for the Deposit Insurance Fund at 1.25%. However, as a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF of the FDIC. This increase has resulted in a decline in the DIF reserve ratio. Because the DIF reserve ratio declined, and for the foreseeable future is expected to remain, below 1.15%, the FDIC established a restoration plan to restore the DIF reserve ration to 1.15% within five years.

            In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the DIF. Under the assessment system, the FDIC assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. In an effort to restore the DIF reserve ratio, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points (annualized). Thus, assessment rates for the first quarter assessment period of 2009 range from 0.12% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.50% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The FDIC is authorized to raise the assessment rates as necessary to maintain the Deposit Insurance Fund. The Bank’s assessment rate at December 31, 2008 was .05%. The increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank. The FDIC has also proposed changes to take effect beginning in the second quarter of 2009 that would require riskier institutions to pay a larger share of the deposit insurance assessments. On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The FDIC also approved an increase in regular premium rates for the second quarter of 2009. For most banks, this will be between 12 to 16 basis points per $100 in domestic deposits. Premiums for the rest of 2009 have not yet been set.

            In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2008, the Federal Deposit Insurance Corporation assessed Deposit Insurance Fund-insured deposits 1.14 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017.

            Federal Home Loan Bank System. Rome Savings is a member of the Federal Home Loan Bank (the “FHLB”) of New York, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Rome Savings, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York. While the required percentages of stock ownership are subject to change by the FHLB, Rome Savings was in compliance with this requirement with an investment in FHLB of New York stock at December 31, 2008 of $3.6 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

            Prohibitions Against Tying Arrangements. Federal savings associations are subject to prohibitions on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

            The Sarbanes-Oxley Act. As a public company, Rome Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

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

             Due to our large capital position, our return on equity may be low compared to other companies. Net earnings divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Rome Savings has equity capital in excess of regulatory requirements, which while positive, lowers our return on equity. Our return on average equity amounted to 4.47% and 4.14% in 2008 and 2007, respectively.

             Because Rome Savings’ loans are concentrated in a small geographical area, recent downturns in the local and national economy may affect its profitability and future growth possibilities. We are operating in a challenging and uncertain economic environment, both nationally and locally, as the U.S. economy entered a recession early in 2008. Financial institutions generally continue to be affected by sharp declines in the real estate market and constrained financial markets. While it is experiencing the effects of the recent economic downturn, Oneida County did not experience the rate of economic growth enjoyed in other parts of the United States prior to this downturn and thus has not yet been subject to a rapid decline in its economic environment which is being seen in other parts of the United States. Continued declines in real estate values and homes sales volumes and increases in the financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may also increase the risk of loan defaults and result in deposit runoff in our primary market area, which could have an adverse impact on our profitability.

             Low demand for real estate loans may lower our profitability. Making loans secured by real estate, including one-to-four family and commercial real estate, is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, earn less income for us than real estate loans. Customer demand for loans secured by real estate could be reduced by the weakened economy, the increase in unemployment, the decrease in real estate values or an increase in interest rates.

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

             If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. We document, review and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Both we and our independent registered public accounting firm test our internal controls in connection with the Section 404 requirements and attempt to identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Any such failure could also adversely affect our assessment of the effectiveness of our “internal control over financial reporting.” Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our stock.

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

             We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the U.S. Treasury under the Emergency Economic Stabilization Act of 2008 (“EESA”), as described below, or by the federal bank regulatory agencies. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing holding companies, could have a material impact on the combined operations of us and Rome Savings.

             The impact on us of recently enacted and proposed legislation and government programs to stabilize the financial markets cannot be predicted at this time. On October 3, 2008, President Bush signed the EESA into law in response to the financial crises affecting the banking system and financial markets. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of troubled assets (including mortgages, mortgage-backed securities and certain other financial instruments) from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Treasury, the FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets. First, the U.S. Treasury announced the Capital Purchase Program (“CPP”), a $250 billion voluntary capital purchase program available to qualifying financial institutions that sell preferred shares to the U.S. Treasury. Second, the FDIC announced the Temporary Liquidity Guarantee Program (“TLGP”), which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (i) guarantee certain newly issued senior unsecured debt issued by participating institutions (“Debt Guarantee Program”) and (ii) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount (“Transaction Account Guarantee Program”). Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility program (“CPFF”), which provides a broad backstop for the commercial paper market. The Company does not participate in the Transaction Account Guarantee Program, the CPP, the Debt Guarantee Program or the CPFF.

             On January 21, 2009, the U.S. House of Representatives approved legislation amending the Troubled Asset Relief Program (“TARP”) provisions of EESA to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, authorization for U.S. Treasury to have an observer at board meetings of recipient institutions, and stricter executive compensation limitations, among other things. Although it is unclear whether this legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the U.S. Treasury. Such provisions could affect our lending or increase governmental oversight of our businesses and our corporate governance practices.

             On February 10, 2009, Treasury Secretary Timothy Geithner outlined a Financial Stability Plan to restore stability to the U.S. financial system. However, many of the details of the Financial Stability Plan still have to be developed. On February 11, 2009, the OTS urged OTS-regulated institutions to suspend foreclosures on owner-occupied homes for a few weeks until the Financial Stability’s Plan’s “home loan modification program” is finalized.

             On January 27, 2009, the House Judiciary Committee approved H.R. 200, the “Helping Families Save Their Homes in Bankruptcy Act of 2009” (“Bankruptcy Legislation”). The Bankruptcy Legislation would grant a judge the ability to modify the terms of a mortgage for a homeowner in chapter 13 bankruptcy. Under the proposed Bankruptcy Legislation, borrowers would be eligible to have a bankruptcy judge reduce the principal balance on their home loan. If any such borrower resells their home within five years, the borrower will have to share the proceeds with their lender.

             We do no know what actual impact these or any other governmental program will have on the financial markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions, or the enactment of the Bankruptcy Legislation, could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

             We conduct our business through our executive office, operations center, which includes both the Mortgage Center and the Accounting Center listed below, and four banking offices. In addition, we have purchased land in Oneida, New York for potential expansion into that market. At December 31, 2008, the net book value of the computer equipment and other furniture, fixtures and equipment of Rome Savings and Rome Bancorp at their offices totaled $995,000. For more information, see Note 5 of Notes to Consolidated Financial Statements, in the Annual Report attached as Exhibit 13.1.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2008

			(In thousands)
Executive Office:
100 West Dominick St. Rome, NY	Owned	1956	$1,175

Branch Offices:
1629 Black River Boulevard Rome, NY	Owned	1963	237

1300 Erie Boulevard Rome, NY	Owned	1997	972

82 Seneca Turnpike New Hartford, NY	Owned	1983	126

Rt. 26 and Elmer Hill Rd Lee, NY	Owned	2006	1,659

Mortgage Center:
137 West Dominick Street Rome, NY	Owned	2002	424

Accounting Center:
139 West Dominick Street Rome, NY	Owned	1995	330

Undeveloped Land:
Oneida, NY	Owned	2006	454

ITEM 3.	LEGAL PROCEEDINGS

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

             Management’s annual report on internal control over financial reporting appears in the Company’s Annual Report to Shareholders for the year ended December 31, 2008, which is included as Exhibit 13.1 of this report, and is incorporated herein by reference.

             The attestation report of the Company’s registered public accounting firm on the effectiveness of the Company’s internal control over financial reporting appears in the Company’s Annual Report to Shareholders for the year ended December 31, 2008, which is included as Exhibit 13.1 of this report, and is incorporated herein by reference.

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

           The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [1]

	(a)	(b)	(c)
Equity compensation plans approved by security holders	356,726	$12.64	490,061

Equity compensation plans not approved by security holders	—	—	—

Total	356,726	$12.64	490,061

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

(a) The following financial statements included in the Annual Report attached hereto as Exhibit 13.1 are incorporated herein by reference:

Report of Independent Registered Accounting Firm on Financial Statements
Consolidated Balance Sheets - At December 31, 2008 and 2007;
Consolidated Statements of Income - Years Ended December 31, 2008, 2007 and 2006;
Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended December 31, 2008, 2007 and 2006;
Consolidated Statements of Cash Flows - Years Ended December 31, 2008, 2007 and 2006; and
Notes to Consolidated Financial Statements - Years Ended December 31, 2008, 2007 and 2006

(b) The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)

3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)

3.2	Bylaws of New Rome Bancorp, Inc. (1)

4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)

10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)

10.5	Amended and restated form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (8)

10.6	Amended and restated form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (8)

10.7	Amended and Restated form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (8)

10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)

10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)

10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)

10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)

10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)

10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)

10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)

10.15	Rome Bancorp, inc. 2006 Recognition and Retention Plan. (7)

13.1	Annual Report to Shareholders for the Year Ended December 31, 2008.

14.1	Code of Conduct and Ethics. (7)

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Crowe Horwath LLP.

31.1	Rule 13a-14a/15d-14a Certifications

32.1	Section 1350 Certifications

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc.’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-8 filed with the commission on May 19, 2006, as amended.

(8)	Incorporated by reference to Rome Bancorp Inc.’s Form 8-K filed with the commission on December 3, 2007.

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

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board,	March 6, 2009
President and Chief
Charles M. Sprock	Executive Officer
(Principal Executive Officer)

/s/David C. Nolan	Executive Vice-President	March 6, 2009
and Chief Financial Officer
David C. Nolan	(Principal Financial Officer)

/s/Bruce R. Engelbert	Director	March 6, 2009

Bruce R. Engelbert

/s/David C. Grow	Director	March 6, 2009

David C. Grow

/s/Kirk B. Hinman	Director	March 6, 2009

Kirk B. Hinman

/s/Michael J. Valentine	Director	March 6, 2009

Michael J. Valentine

/s/Dale A. Laval	Director	March 6, 2009

Dale A. Laval

/s/John A. Reinhardt	Director	March 6, 2009

John A. Reinhardt