Form 10-Q
period 2009-03-31
ROME BANCORP INC
filed 2009-05-08
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Commission file number 000-27481

Rome Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1573070
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 West Dominick Street, Rome, NY 13440-5810
(Address of Principal executive offices)
(315) 336-7300
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☒        Non-accelerated filer ☐      Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

          Indicate the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at May 4, 2009

Common Stock, par value $0.01	6,885,069

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
March 31, 2009 and December 31, 2008
(in thousands, except share data)

	(Unaudited) March 31, 2009	December 31, 2008

Assets

Cash and due from banks	$8,946	$6,823
Federal funds sold and other short-term investments	1,091	2,756

Total cash and cash equivalents	10,037	9,579
Securities available for sale, at fair value	3,521	3,563
Securities held to maturity (fair value of $1,545 and $1,561 at March 31, 2009 and December 31, 2008, respectively)	1,442	1,447
Federal Home Loan Bank Stock	3,062	3,578
Loans	293,312	300,389
Less: Allowance for loan loss	(1,918)	(1,936)

Net loans	291,394	298,453
Premises and equipment, net	6,285	6,372
Accrued interest receivable	965	1,085
Bank-owned life insurance	9,111	9,006
Other assets	4,898	4,803

Total assets	$330,715	$337,886

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$29,990	$28,373
Savings	82,176	79,221
Money market	14,649	11,996
Time	72,673	72,138
Other interest bearing	13,225	14,204

Total deposits	212,713	205,932
Borrowings	53,424	66,324
Other liabilities	5,252	5,286

Total liabilities	271,389	277,542

Shareholders’ equity
Common Stock, $.01 par value; authorized: 30,000,000 shares; issued and outstanding 9,895,757 and 6,886,069 shares at March 31, 2009 and 9,893,716 and 7,058,866 shares at December 31, 2008	99	99
Additional paid-in capital	62,533	62,440
Retained earnings	36,856	36,721
Accumulated other comprehensive income (loss)	(2,164)	(2,212)
Treasury stock 3,009,688 shares at March 31, 2009 and 2,834,850 shares at December 31, 2008	(36,011)	(34,662)
Unallocated shares of employee stock ownership plan (ESOP): 312,748 shares at March 31, 2009 and 324,239 shares at December 31, 2008	(1,987)	(2,042)

Total shareholders’ equity	59,326	60,344

Total liabilities and shareholders’ equity	$330,715	$337,886

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2009 and 2008
(in thousands, except share data)
(unaudited)

	For the three months ended March 31,

	2009	2008

Interest income:
Loans	$4,282	$4,419
Securities	78	81
Other short-term investments	2	9

Total interest income	4,362	4,509

Interest expense:
Deposits	678	902
Borrowings	434	370

Total interest expense	1,112	1,272

Net interest income	3,250	3,237

Provision for loan losses	—	—

Net interest income after provision for loan losses	3,250	3,237

Non-interest income:
Other	532	514

Total non-interest income	532	514

Non-interest expense:
Salaries and employee benefits	1,545	1,611
Building, occupancy and equipment	493	480
Other	705	655

Total non-interest expense	2,743	2,746

Income before income tax expense	1,039	1,005
Income tax expense	332	305

Net income	$707	$700

Basic earnings per share	$0.11	$0.10

Diluted earnings per share	$0.11	$0.10

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2009 and 2008
(in thousands, except share and per share data)(unaudited)

	Common stock	Additional Paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive Income (loss)	Unallocated ESOP shares	Total

Balances at January 1, 2008	$99	$61,884	$36,179	$(26,488)	$(376)	$(2,261)	$69,037
Comprehensive income:
Net Income	—	—	700	—	—	—	700
Other comprehensive income	—	—	—	—	56	—	56

Total comprehensive income							756

Purchase of 344,900 treasury shares	—	—	—	(4,048)	—	—	(4,048)
Effect of changing pension plan measurement date pursuant to FAS No. 158	—	—	48	—	—	—	48
Amortization of unearned compensation	—	110	—	—	—	—	110
Dividends paid ($0.085 per share)	—	—	(629)	—	—	—	(629)
ESOP shares released for allocation (11,491 shares)	—	79	—	—	—	54	133

Balances at March 31, 2008	$99	$62,073	$36,298	$(30,536)	$(320)	$(2,207)	$65,407

Balances at January 1, 2009	$99	$62,440	$36,721	$(34,662)	$(2,212)	$(2,042)	$60,344
Comprehensive income:
Net Income	—	—	707	—	—	—	707
Other comprehensive income	—	—	—	—	48	—	48

Total comprehensive income							755

Purchase of 174,838 treasury shares	—	—	—	(1,349)	—	—	(1,349)
Amortization of unearned compensation	—	57	—	—	—	—	57
Dividends paid ($0.085 per share)	—	—	(572)	—	—	—	(572)
ESOP shares released for allocation (11,491 shares)	—	36	—	—	—	55	91

Balances at March 31, 2009	$99	$62,533	$36,856	$(36,011)	$(2,164)	$(1,987)	$59,326

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(unaudited) (in thousands)

	2009	2008

Cash flows from operating activities:
Net income	707	$700
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	130	148
Decrease in accrued interest receivable	120	80
Provision for loan losses	—	—
Net amortization (accretion) on securities	2	(1)
Proceeds from sales of loans	840	285
Net gain on loans sold	(9)	(5)
Originations of loans held for sale	(831)	(280)
Loss on sale of other real estate	—	3
(Decrease) increase in other liabilities	(34)	629
Increase in cash surrender value of life insurance	(105)	(98)
Decrease (increase) in other assets	157	(275)
Allocation of ESOP shares	91	133
Amortization of unearned compensation	57	110

Net cash provided by operating activities	1,125	1,429

Cash flows from investing activities:
Net decrease (increase) in loans	6,867	(3,313)
Proceeds from maturities and principal reductions of securities available for sale	28	28
Redemption (purchases) of Federal Home Loan Bank stock	516	(189)
Purchases of securities held to maturity	—	(326)
Proceeds from maturities and principal reductions of securities held to maturity	3	6
Proceeds from sale of real estate owned	—	94
Additions to premises and equipment	(41)	(52)

Net cash provided by (used in) investing activities	7,373	(3,752)

Cash flows from financing activities:
Increase (decrease) in time deposits	535	(536)
Increase in other deposits	6,246	3,929
Repayments of borrowings	(23,900)	(365)
Additional borrowings	11,000	4,300
Purchase of treasury stock	(1,349)	(4,048)
Dividends paid	(572)	(629)

Net cash (used in) provided by financing activities	(8,040)	2,651

Net increase in cash and cash equivalents	458	328
Cash and cash equivalents at beginning of period	9,579	8,018

Cash and cash equivalents at end of period	$10,037	$8,346

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(unaudited) (in thousands)

	2009	2008

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfers from loans to other real estate	$192	$174
Cash paid during the period for:
Interest	1,081	1,209
Income taxes	7	140

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) and The Rome Savings Bank (the “Bank”), a wholly-owned subsidiary of the Company, as of March 31, 2009 and December 31, 2008 and for the three month periods ended March 31, 2009 and 2008. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

The data in the condensed consolidated balance sheet for December 31, 2008 was derived from the Company’s 2008 Annual Report on Form 10-K. That data, along with the interim financial information presented in the condensed consolidated balance sheet, statements of income, statement of shareholders’ equity and comprehensive income and statements of cash flows should be read in conjunction with the 2008 consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K.

Amounts in the prior period’s consolidated financial statements are reclassified when necessary to conform with the current period’s presentation.

(2) Earnings per Common Share

The Company has stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by FASB Staff Position EITF 03-6-1. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock-based compensation plans, but excludes awards considered participating securities.

The following summarizes the computation of earnings per share for the three-month periods ended March 31, 2009 and 2008.

Three months ended March 31,
(in thousands, except share and per share data)

	2009	2008

Basic earnings per share:
Distributed earnings allocated to common stock	$564	$617
Undistributed earnings allocated to common stock	132	70

Net earnings allocated to common stock	$696	$687

Weighted average common shares outstanding, including shares considered participating securities	6,978,432	7,664,563
Less: Unallocated ESOP shares	(312,748)	(358,716)
Less: Average participating securities	(100,980)	(134,640)

Weighted average shares	6,564,704	7,171,207

Basic earnings per common share	$0.11	$0.10

Diluted earnings per share:
Net earnings allocated to common stock	$696	$687
Weighted average common shares outstanding for basic earnings per common share	6,564,704	7,171,207
Add: Dilutive effects of assumed exercises of common stock	263	4,420

Weighted average shares and dilutive potential common shares	6,564,967	7,175,627

Diluted earnings per common share	$0.11	$0.10

Stock options for 354,000 shares of common stock were not considered in computing diluted earnings per common share for the first quarter of 2009 and 2008 because they were antidilutive.

(3)	Other Comprehensive Income (Loss)

	Three months ended March 31,

	2009	2008

Pension and postretirement adjustments	$94	$132
Net change in unrealized loss on available-for-sale securities arising during the period	(14)	(39)

Other comprehensive income, before tax	80	93
Deferred tax expense	32	37

Other comprehensive income	48	56
Net income	707	700

Total comprehensive income	$755	$756

(4)	Securities

Securities are summarized as follows:

	March 31, 2009		December 31, 2008

	Amortized Cost	Fair value	Amortized Cost	Fair value

	(in thousands)
Available-for-sale:
State and municipal obligations	$2,620	$2,702	$2,620	$2,663
Mortgage-backed securities
FNMA	—	—	4	4
FHLMC	—	—	24	24

Total debt securities	2,620	2,702	2,648	2,691

Equity and other securities	872	819	872	872

Total available for sale	$3,492	$3,521	$3,520	$3,563

Held-to-maturity:
U.S. Government securities	$1,321	$1,424	$1,322	$1,436
Mortgage-backed securities
GNMA	5	5	7	7
Other bonds	116	116	118	118

Total held to maturity	$1,442	$1,545	$1,447	$1,561

FHLB stock	$3,062	$3,062	$3,578	$3,578

Securities pledged at both March 31, 2009 and December 31, 2008 had a carrying amount of $1.3 million. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity.

(5)	Loans

Loans are summarized as follows:

	March 31, 2009	December 31, 2008

	(in thousands)
Mortgage loans:
Residential (1-4 family)	$166,761	$170,197
Commercial	50,256	49,231
Construction and land	1,728	5,827

Total Mortgage loans	218,745	225,255

Other loans:
Commercial	28,970	28,472
Automobile loans	11,784	12,927
Property improvement and equipment	17,861	17,459
Other consumer	15,952	16,276

Total Other loans	74,567	75,134

Total Loans	$293,312	$300,389

Changes in the allowance for loan losses are summarized as follows:

	Three months ended March 31,

	(in thousands)
	2009	2008

Balance at beginning of period	$1,936	$1,910
Provision charged to operations	—	—
Loans charged off	(37)	(22)
Recoveries	19	20

Balance at end of period	$1,918	$1,908

The Company’s recorded investment in loans that are considered impaired totaled $707,000 and $710,000 at March 31, 2009 and December 31, 2008, respectively. These impaired loans carried allowances of $246,000 at both March 31, 2009 and at December 31, 2008, respectively. The average recorded investment in impaired loans was $708,000 and $180,000 in the first quarter of 2009 and 2008, respectively. The Company recognized no interest on impaired loans during the three month periods ended March 31, 2009 and 2008.

The principal balances of loans not accruing interest amounted to $1.3 million at both March 31, 2009 and December 31, 2008. The Company held no loans 90 days past due and accruing interest at either March 31, 2009 or December 31, 2008. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the three months ended March 31, 2009 and 2008 was $17,300 and $5,300, respectively. There are no commitments to extend further credit on non-accruing loans.

A substantial portion of the Company’s loans are mortgage and consumer loans in Oneida County. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is susceptible to changes in market conditions in this area. A majority of the Company’s loan portfolio is secured by real estate. Other than general economic risks, management is not aware of any material concentrations of credit risk to any industry or individual borrower. The Company does not originate sub-prime mortgage loans and has not purchased investments collateralized by sub-prime loans.

(6)	Stock-Based Compensation

On May 24, 2006, the Company’s Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company’s stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. The fair value of the options granted is estimated at grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.52%, expected stock price volatility 8.25%, risk free interest rate 4.60% and an expected option life of 6.5 years. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of March 31, 2009, unrecognized compensation cost related to these options was $108,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

Following is a summary of the Company’s 2009 year to date stock option activity:

	Three Months ended March 31, 2009

	(Dollars in thousands)

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding, beginning of period	356,726	$12.76	$1.68
Exercised	(2,726)	2.19	—
Granted	—	—	—

Options outstanding at end of period	354,000	$12.84	$1.69

Options exercisable at end of period	141,600	$12.84	$1.69

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2009 was $0. The intrinsic value of options exercised during the quarters ended March 31, 2009 and March 31, 2008 was $18,000 and $0, respectively.

On May 24, 2006, the Company’s Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period, or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 Recognition and Retention Plan (RRP) awards was expensed immediately. At March 31, 2009, the unrecognized compensation cost attributable to restricted stock awards was $386,000. No restricted stock grants vested in the current quarter. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $815,000 at March 31, 2009.

Compensation cost for the Company’s stock option plans in both the 2009 and 2008 first quarters was $12,000. For the three months ended March 31, 2009 and 2008 compensation cost related to the restricted stock plan was $45,000 and $98,000 respectively. During the three months ended March 31, 2009 and 2008 dividends of $9,000 and $11,000, respectively, were paid on unvested shares with non-forfeitable dividend rights. These dividend amounts were not included in net income as compensation expense as all of the awards are expected to vest.

(7)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended March 31, (in thousands)
	Pension benefits		Postretirement benefits

	2009	2008	2009	2008

Components of net periodic pension cost:
Service cost	$—	$—	$5	$5
Interest cost	87	88	37	37
Expected return on plan assets	(108)	(168)	—	—
Partial settlement	—	134	—	—
Amortization	96	—	(2)	(2)

Net periodic pension cost	$75	$54	$40	$40

In December of 2002, the Company’s Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. During the quarter ended March 31, 2008, the Company recorded a curtailment charge of $134,000 related to a partial settlement of the defined benefit plan. For the fiscal year ended December 31, 2009, the Company expects to make no contributions to the defined benefit pension plan.

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

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

The Company adopted FASB Staff Position EITF 03-6-1 (the “FSP”). effective January 1, 2009. The FSP requires the use of the two-class method for computing earnings per share when stock compensation awards with non-forfeitable dividend rights are present. Prior earnings per share amounts have be retrospectively adjusted to conform with the provisions of this FSP. The effect of adopting this FSP was not material on the computation of earnings per share.

Recently Issued and Not Yet Effective Accounting Standards

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.

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

To estimate the market value of its available for sale security portfolio, the Company obtains current market pricing from quoted market sources or using pricing for similar securities. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets measured at fair value on a recurring basis are summarized below (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
March 31, 2009
Available for sale securities	$419	$3,102	$—	$3,521

December 31, 2008
Available for sale securities	$500	$3,063	$—	$3,563

Assets measured at fair value on a non-recurring basis are summarized below. (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
March 31, 2009
Impaired loans	$—	$—	$461	$461

December 31, 2008
Impaired loans	$—	$—	$464	$464

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans had a carrying value of $707,000 and $710,000 at March 31, 2009 and December 31, 2008, respectively. These loans carried a valuation allowance of $246,000 at both March 31, 2009 and December 31, 2008, resulting in no additional provision for loan losses for the period.

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

General

          The Company is a Delaware corporation regulated by the Office of Thrift Supervision (“OTS”) as a savings and loan holding company, whose sole business is conducted by its wholly-owned subsidiary, The Rome Savings Bank (the “Bank”) The Bank’s principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long-and short-term marketable securities and other liquid investments. Since its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

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

Net income for the first quarter of 2009 increased to $707,000, from the prior year’s first quarter net income of $700,000. The significant factors and trends impacting the first quarter of 2009, which are discussed in greater depth below, were as follows:

•

Net interest income increased by $13,000 or 0.4% from the same quarter last year as a result of increases in the level of interest earning assets and interest bearing liabilities as well as decreases in both yields on average earning assets and the Company’s cost of funds.

•	Due to favorable loan loss experience and continued strong asset quality, the Company recorded no provision for loan losses in the current quarter.

•	Non-interest income increased by $18,000, or 3.5%, from the first quarter 2008 levels primarily due to an increase in fee revenue.

•	Non-interest expense was $2.7 million in both the first quarters of 2009 and 2008.

•	Income tax expense for the first quarter of 2009 increased to $332,000 compared to $305,000 in the first quarter of 2008.

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

          Management also considers the accounting policy relating to the impairment of long lived assets to be a critical accounting policy due to the subjectivity and judgment involved and the material effect an impairment loss could have on the results of operations. A decline in the fair value of a long lived asset below cost that is deemed to be other than temporary is charged to earnings resulting in the establishment of a new cost basis for the asset. Management continually reviews the current value of its long lived assets for evidence of other than temporary impairment.

          The Company’s critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 2 to the consolidated financial statements reported on the Company’s 2008 Annual Report on Form 10-K to obtain a better understanding of how its financial performance is reported.

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

	Average Balances, Interest and Average Yields

	For the three months ended March 31, 2009				For the three months ended March 31, 2008

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$295,544	$4,282	5.88%		$281,495	$4,419	6.31%
Securities (1)	8,251	83	4.07		6,277	90	5.76
Federal funds sold & other interest bearing deposits	2,424	2	0.32		982	9	3.65

Total interest-earnings assets	306,219	4,367	5.78		288,754	4,518	6.29
Noninterest-earning assets	27,361				29,389

Total assets	$333,580				$318,143

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$80,107	$80	0.40		$80,722	$110	0.55
Time deposits	72,356	537	3.01		72,756	736	4.07
Money market accounts	13,462	48	1.45		7,933	39	1.98
Other interest bearing deposits	13,377	13	0.40		12,574	17	0.53

Total interest-bearing deposits	179,302	678	1.53		173,985	902	2.08
Borrowings	59,251	434	2.97		42,038	370	3.54

Total interest-bearing liabilities	238,553	1,112	1.89		216,023	1,272	2.37

Noninterest-bearing deposits	29,403				27,973
Other liabilities	5,800				6,035

Total liabilities	273,756				250,031
Shareholders’ equity	59,824				68,112

Total liabilities and shareholders’ equity	$333,580				$318,143

Net interest income		3,255				3,246
Tax equivalent adjustment on securities		(5)				(9)

Net interest income per consolidated financial statements		$3,250				$3,237

Net interest rate spread			3.89%				3.92%
Net interest margin			4.31%				4.52%
Ratio of interest-earning assets to interest-bearing liabilities			1.28	x			1.34	x

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

Three months ended March 31, 2009
Compared to Three months ended March 31, 2008

	Increases (decreases) due to
	Rate	Volume	Net

	(in thousands)
Assets:
Interest-earning assets:
Loans	$(351)	$214	$(137)
Securities (1)	(37)	30	(7)
Federal funds sold & other
Interest bearing deposits	(20)	13	(7)

Total interest-earnings assets	(408)	257	(151)

Interest-bearing liabilities:
Savings accounts	(29)	(1)	(30)
Time deposits	(195)	(4)	(199)
Money market accounts	(18)	27	9
Other interest bearing deposits	(5)	1	(4)

Total interest-bearing deposits	(247)	23	(224)
Borrowings	(87)	151	64

Total interest-bearing liabilities	(334)	174	(160)

Net change (1)	$(74)	$83	$9

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008:

          Total assets at March 31, 2009 were $330.7 million, a decrease of $7.2 million from assets of $337.9 million at December 31, 2008. The decrease is attributable to the Company’s loan portfolio, which decreased by $7.1 million, or 2.4%, from $298.5 million at December 31, 2008 to $291.4 million at March 31, 2009. As a result of current economic uncertainty, demand for loans declined from normal levels during the quarter ended March 31, 2009. During the first three months of 2009, the Company originated approximately $6.2 million of loans, compared to approximately $15.2 million of loans originated in the same period of 2008. The majority of the loan originations for this year to date have been residential mortgage loans.

          The current turmoil in the United States investment markets has increasingly encouraged investors to exit those markets in favor of insured deposit accounts. Total deposits increased to $212.7 million at March 31, 2009 from $205.9 million at December 31, 2008. During the first three months of 2009, savings deposits increased by $3.0 million, or 3.7%, and money market balances increased by $2.7 million, or 22.1%. Time deposits increased by $535,000 or 0.7% to $72.7 million at March 31, 2009 from $72.1 million at year end 2008. Balances of non-interest bearing deposits increased by $1.6 million, or 5.7%, while other interest bearing deposits decreased $979,000, or 6.9%, throughout the first quarter of 2009.

          As a result of decreased loan originations and increases in deposit balances, the Company was able to pay down debt during the first quarter of 2009. Borrowings from the Federal Home Loan Bank of New York (“FHLB”) decreased from $66.3 million at December 31, 2008 to $53.4 million at the end of the current quarter.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008

General

          During the three months ended March 31, 2009, the Company recorded net income of $707,000, compared to $700,000 for the first quarter of 2008. The increase in net income is comprised of an increase in the net interest income of $13,000, a $18,000 increase in non-interest income and a decrease in non-interest expense of $3,000, partially offset by an increase in income tax expense of $27,000.

          Diluted earnings per share increased to $0.11 per diluted share for the quarter ended March 31, 2009 from $0.10 per diluted share in the quarter ended March 31, 2008. Average diluted shares decreased to 6,601,423 for the first quarter of 2009 from 7,263,029 in the same period of 2008 due to the Company’s stock repurchases over the past four quarters.

Net Interest Income

          Net interest income before loan loss provision for the quarter ended March 31, 2009 increased by $13,000 or 0.4%, compared to the same quarter of 2008. This increase is attributable to a rate driven reduction in interest expense on increased deposit and borrowing levels partially offset by decreases in yields on a larger portfolio of average earning assets.

Interest Income

          Interest income decreased to $4.4 million for the quarter ended March 31, 2009 from $4.5 million for the same quarter of 2008. Average loan balances for the first quarter of 2009 were $295.5 million, an increase of $14.0 million over the average outstanding loans for the first quarter of 2008. The yield on the Company’s loan portfolio for the quarter ended March 31, 2009 decreased to 5.88% from a yield of 6.31% for the same period last year, reflecting the effect of decreases in the prime rate over the past year. Interest income on securities decreased by $3,000 from $81,000 for the quarter ended March 31, 2008 to $78,000 for the quarter ended March 31, 2009. The average balance of securities increased by $2.1 million, or 33.1%, from the first quarter of 2008 to $8.3 million for the current quarter while the yield on the Company’s securities decreased from 5.76% to 4.07%. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $7,000 to $2,000 for the quarter ended March 31, 2009 from the same quarter in 2008 due primarily to lower interest rates paid on those funds.

Interest Expense

          Interest expense decreased to $1.1 million for the quarter ended March 31, 2009 from $1.3 million for the same quarter of 2008. Interest expense on deposits decreased to $678,000 for the quarter ended March 31, 2009 from $902,000 for the quarter ended March 31, 2008, due to lower rates paid on deposits consistent with market trends over the past year. Interest expense on borrowed funds increased to $434,000 for the quarter ended March 31, 2009 from $370,000 for the comparative quarter of 2008 due to an increase in the average balance of borrowings to $59.3 million in the current quarter compared to $42.0 million in the first quarter of 2008. Partially offsetting the increase in outstanding debt, the rate paid on borrowings decreased to 2.97% for the quarter ended March 31, 2009 from 3.54% for the same period in 2008.

Provision for Loan Losses

          The Company recorded no provision for loan losses in either the first quarter of 2009 or 2008. During the current quarter, net loan charge-offs were $18,000. Asset quality remained favorable at March 31, 2009 with non-performing loans as a percent of loans of 0.43% and the allowance for loan losses as a percent of non-performing loans of 152.0% at March 31, 2009, compared to 0.42% and 152.1%, respectively, at December 31, 2008. The allowance for loan losses as a percentage of loans increased to 0.65% at March 31, 2009 compared to 0.64% at December 31, 2008.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased $18,000 to $532,000 in the first quarter of 2009 from $514,000 in the same period of 2008. The increase is primarily attributable to a higher level of fee revenue earned.

          Non-interest expense remained constant at $2.7 million in the first quarters of both 2009 and 2008. Within this category, the Company experienced an increase in its deposit insurance and regulatory assessments of $157,000, increasing to $186,000 for the first quarter of 2009 from $29,000 for the same period of 2008. This increase was the result in the industry-wide increase in Federal Deposit Insurance Corporation (FDIC) regular deposit insurance rates and as well as the announcement by the FDIC of a special assessment to replenish the insurance fund. Offsetting this increase, the Company recorded lower employee benefits, advertising, professional fee and other real estate costs in the first quarter of 2009, compared to the same period last year.

          Income tax expense for the first quarter of 2009 increased to $332,000 from $305,000 in the same period of 2008, due to the increase in pre-tax income, and the revision in the first quarter of 2008 of estimated taxes owed on a state tax audit which settled in the first half of 2008.

Liquidity and Capital Resources

          The Company’s primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the FHLB that allows it to borrow up to $58.9 million. At March 31, 2009, the Bank had no outstanding borrowings against this line of credit, and outstanding advances and amortizing notes totaling $53.4 million. During the quarter ended March 31, 2009 the Company decreased its overall FHLB borrowings by $12.9 million.

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

          The Company’s primary investing activities include the origination of loans, and to a lesser extent, the purchase of investment securities. For the three months ended March 31, 2009, the Company originated loans of approximately $6.2 million, compared to $15.2 of loans originated in the first three months of 2008.

          At March 31, 2009, the Company had loan commitments to borrowers of approximately $9.8 million, and available letters and lines of credit of approximately $18.7 million.

          Time deposit accounts scheduled to mature within one year were $52.9 million at March 31, 2009. Based on the Company’s deposit retention experience and current pricing strategy, the Company anticipates that a significant portion of these time deposits will remain with the Company. The Company is committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that the Company will have sufficient funds to meet the Company’s current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the FHLB, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the FHLB in the future.

          At March 31, 2009, the Bank exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at March 31, 2009 was $57.1 million, or 17.18% of adjusted assets. In order to be classified as “well-capitalized” by the OTS, the Bank is required to have leverage (Tier 1) capital of $16.6 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At March 31, 2009, the Bank had a total risk-based capital ratio of 24.45%.

          The Company paid cash dividends of $0.085 per share during the three-month period ended March 31, 2009 totaling $572,000.

          During the first quarter of 2009, the Company’s Board of Directors authorized the repurchase of 446,000 shares of the Company’s outstanding common stock. Through March 31, 2009, $1.3 million was expended to repurchase 174,838 shares.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          There has been no material change in the Company’s interest rate risk profile since December 31, 2008. For a more complete discussion of the Company’s asset and liability management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Form 10-K.

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

There have been no material changes to the Company’s risk factors previously disclosed in the Company’s Form 10-K for the year ending December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

                        The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in Rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the quarter ended March 31, 2009.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

January 1, 2009 through January 31, 2009	0	—	0	127,250
February 1, 2009 through February 28, 2009	125,600	$7.97	125,600	347,650
March 1, 2009 through March 31, 2009	49,238	$7.06	49,238	298,412

Total	174,838	$7.71	174,838	298,412

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)

3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)

3.2	Bylaws of New Rome Bancorp, Inc. (1)

4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)

10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)

10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (1)

10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)

10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)

10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)

10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)

10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)

10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)

10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)

10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)

10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)

10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)

31.1	Rule 13a-14a/15d-14a Certification.

31.2	Rule 13a-14a/15d-14a Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-8 filed with the commission on May 19, 2006, as amended.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 8, 2009

Charles M. Sprock

/s/David C. Nolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 8, 2009

David C. Nolan