Form 10-Q
period 2009-06-30
ROME BANCORP INC
filed 2009-08-06
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

          Indicate the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at August 3, 2009

Common Stock, par value $0.01	6,879,319

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
June 30, 2009 and December 31, 2008
(in thousands, except share data)

	(Unaudited) June 30, 2009	December 31, 2008

Assets

Cash and due from banks	$6,552	$6,823
Federal funds sold and other short-term investments	6,918	2,756

Total cash and cash equivalents	13,470	9,579
Securities available for sale, at fair value	7,606	3,563
Securities held to maturity (fair value of $1,522 and $1,561 at June 30, 2009 and December 31, 2008, respectively)	1,438	1,447
Federal Home Loan Bank Stock	3,323	3,578
Loans	291,217	300,389
Less: Allowance for loan loss	(2,105)	(1,936)

Net loans	289,112	298,453
Premises and equipment, net	6,219	6,372
Accrued interest receivable	1,029	1,085
Bank-owned life insurance	9,212	9,006
Other assets	5,254	4,803

Total assets	$336,663	$337,886

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$29,954	$28,373
Savings	84,157	79,221
Money market	15,470	11,996
Time	72,544	72,138
Other interest bearing	14,435	14,204

Total deposits	216,560	205,932
Borrowings	55,007	66,324
Other liabilities	5,531	5,286

Total liabilities	277,098	277,542

Shareholders’ equity
Common Stock, $.01 par value; authorized: 30,000,000 shares; issued and outstanding 9,895,757 and 6,879,319 shares at June 30, 2009 and 9,893,716 and 7,058,866 shares at December 31, 2008	99	99
Additional paid-in capital	62,584	62,440
Retained earnings	36,945	36,721
Accumulated other comprehensive income (loss)	(2,061)	(2,212)
Treasury stock 3,016,438 shares at June 30, 2009 and 2,834,850 shares at December 31, 2008	(36,070)	(34,662)
Unallocated shares of employee stock ownership plan (ESOP): 301,257 shares at June 30, 2009 and 324,239 shares at December 31, 2008	(1,932)	(2,042)

Total shareholders’ equity	59,565	60,344

Total liabilities and shareholders’ equity	$336,663	$337,886

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2009 and 2008
(in thousands, except share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2009	2008	2009	2008

Interest income:
Loans	$4,195	$4,314	$8,477	$8,733
Securities	126	88	205	169
Other short-term investments	3	6	5	15

Total interest income	4,324	4,408	8,687	8,917

Interest expense:
Deposits	635	852	1,313	1,753
Borrowings	459	351	894	721

Total interest expense	1,094	1,203	2,207	2,474

Net interest income	3,230	3,205	6,480	6,443

Provision for loan losses	200	—	200	—

Net interest income after provision for loan losses	3,030	3,205	6,280	6,443

Non-interest income:
Other	635	577	1,167	1,091

Total non-interest income	635	577	1,167	1,091

Non-interest expense:
Salaries and employee benefits	1,553	1,406	3,098	3,017
Building, occupancy and equipment	476	486	968	966
Other	684	686	1,390	1,342

Total non-interest expense	2,713	2,578	5,456	5,325

Income before income tax expense	952	1,204	1,991	2,209
Income tax expense	305	424	637	729

Net income	$647	$780	$1,354	$1,480

Basic earnings per share	$0.10	$0.11	$0.20	$0.21

Diluted earnings per share	$0.10	$0.11	$0.20	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2009 and 2008
(in thousands, except share and per share data)(unaudited)

	Common stock	Additional Paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive Income (loss)	Unallocated ESOP shares	Total

Balances at January 1, 2008	$99	$61,884	$36,179	$(26,488)	$(376)	$(2,261)	$69,037
Comprehensive income:
Net Income	—	—	1,480	—	—	—	1,480
Other comprehensive income	—	—		—	19	—	19

Total comprehensive income							1,499

Purchase of 456,950 treasury shares	—	—	—	(5,339)	—	—	(5,339)
Effect of changing pension plan measurement date pursuant to FAS No. 158	—	—	48	—	—	—	48
Amortization of unearned compensation	—	148	—	—	—	—	148
Dividends paid ($0.17 per share)	—	—	(1,226)	—	—	—	(1,226)
ESOP shares released for allocation (22,982 shares)	—	155	—	—	—	110	265

Balances at June 30, 2008	$99	$62,187	$36,481	$(31,827)	$(357)	$(2,151)	$64,432

Balances at January 1, 2009	$99	$62,440	$36,721	$(34,662)	$(2,212)	$(2,042)	$60,344
Comprehensive income:
Net Income	—	—	1,354	—	—	—	1,354
Other comprehensive income	—	—	—	—	151	—	151

Total comprehensive income							1,505

Purchase of 181,588 treasury shares	—	—	—	(1,408)	—	—	(1,408)
Amortization and tax effect of unearned compensation	—	63	—	—	—	—	63
Dividends paid ($0.17 per share)	—	—	(1,130)	—	—	—	(1,130)
ESOP shares released for allocation (22,982 shares)	—	81	—	—	—	110	191

Balances at June 30, 2009	$99	$62,584	$36,945	$(36,070)	$(2,061)	$(1,932)	$59,565

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(unaudited) (in thousands)

	2009	2008

Cash flows from operating activities:
Net income	$1,354	$1,480
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	256	300
Decrease in accrued interest receivable	56	81
Provision for loan losses	200	—
Net amortization on securities	6	1
Proceeds from sales of loans	5,124	859
Net gain on loans sold	(73)	(13)
Originations of loans held for sale	(5,051)	(846)
(Gain) loss on sale of other real estate	(2)	3
Increase (decrease) in other liabilities	245	(69)
Increase in cash surrender value of life insurance	(206)	(197)
Increase in other assets	(557)	(319)
Allocation of ESOP shares	191	265
Amortization of unearned compensation	114	148

Net cash provided by operating activities	1,657	1,693

Cash flows from investing activities:
Net decrease (increase) in loans	8,949	(7,798)
Proceeds from maturities and principal reductions of securities available for sale	346	713
Purchases of securities available for sale	(4,327)	(1,004)
Redemption (purchases) of Federal Home Loan Bank stock	255	(396)
Purchases of securities held to maturity	—	(326)
Proceeds from maturities and principal reductions of securities held to maturity	6	9
Proceeds from sale of real estate owned	332	94
Additions to premises and equipment	(100)	(324)

Net cash provided by (used in) investing activities	5,461	(9,032)

Cash flows from financing activities:
Increase in time deposits	406	621
Increase in other deposits	10,222	5,908
Repayments of borrowings	(24,601)	(533)
Additional borrowings	13,284	8,400
Purchase of treasury stock	(1,408)	(5,339)
Dividends paid	(1,130)	(1,226)

Net cash (used in) provided by financing activities	(3,227)	7,831

Net increase in cash and cash equivalents	3,891	492
Cash and cash equivalents at beginning of period	9,579	8,018

Cash and cash equivalents at end of period	$13,470	$8,510

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(unaudited) (in thousands)

	2009	2008

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfers from loans to other real estate	$192	$174
Cash paid during the period for:
Interest	2,178	2,398
Income taxes	422	800

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) and The Rome Savings Bank (the “Bank”), a wholly-owned subsidiary of the Company, as of June 30, 2009 and December 31, 2008 and for the three and six month periods ended June 30, 2009 and 2008. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year. Management has evaluated all significant events and transactions that occurred after June 30, 2009 through August 6, 2009 (financial statement issuance date), for potential recognition or disclosure in these condensed consolidated financial statements.

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

The following summarizes the computation of earnings per share for the three and six month periods ended June 30, 2009 and 2008.

	(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,

	2009	2008	2009	2008

Basic earnings per share:
Distributed earnings allocated to common stock	$550	$587	$1,122	$1,204
Undistributed earnings allocated to common stock	89	180	221	250

Net earnings allocated to common stock	$639	$767	$1,343	$1,454

Weighted average common shares outstanding, including shares considered participating securities	6,982,296	7,397,015	7,030,560	7,536,501
Less: Unallocated ESOP shares	(312,748)	(358,712)	(318,462)	(364,426)
Less: Average participating securities	(87,294)	(130,954)	(94,137)	(127,797)

Weighted average shares	6,582,254	6,917,349	6,617,961	7,044,278

Basic earnings per common share	$0.10	$0.11	$0.20	$0.21

Diluted earnings per share:
Net earnings allocated to common stock	$639	$767	$1,343	$1,454
Weighted average common shares outstanding for basic earnings per common share	6,582,254	6,917,349	6,617,961	7,044,278
Add: Dilutive effects of assumed exercises of common stock	0	3,025	65	3,722

Weighted average shares and dilutive potential common shares	6,582,254	6,920,374	6,618,026	7,048,000

Diluted earnings per common share	$0.10	$0.11	$0.20	$0.21

Stock options for 354,000 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 because they were antidilutive.

(3) Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,

	(in thousands)

	2009	2008	2009	2008

Pension and postretirement adjustments	$94	$1	$188	$130
Net change in unrealized gain (loss) on available-for-sale securities arising during the period	78	(63)	64	(98)

Other comprehensive income (loss), before tax	172	(62)	252	32
Deferred tax expense (benefit)	69	(25)	101	13

Other comprehensive income (loss)	103	(37)	151	19
Net income	647	780	1,354	1,480

Total comprehensive income	$750	$743	$1,505	$1,499

(4) Securities

          Securities are summarized as follows (In thousands):

	June 30, 2009

	Amortized Cost	Gross unrealized gains	Gross Unrealized Losses	Fair value

Available-for-sale:
State and municipal obligations	$2,295	$83	$—	$2,663
Corporate obligations	4,332	38	17	4,353

Total debt securities	6,627	121	17	6,731

Equity and other securities	872	3	—	875

	$7,499	$124	$17	$7,606

Held-to-maturity:
U.S. Government securities	$1,318	$84	$—	$1,402
Mortgage-backed securities:
GNMA	4	—	—	4
Other bonds	116	—	—	116

	$1,438	$84	$—	$1,522

	December 31, 2008

	Amortized Cost	Gross unrealized gains	Gross Unrealized Losses	Fair value

Available-for-sale:
State and municipal obligations	$2,620	$52	$9	$2,663
Mortgage-backed securities
FNMA	4	—	—	4
FHLMC	24	—	—	24

Total debt securities	2,648	52	9	2,691

Equity and other securities	872	—	—	872

	$3,520	$52	$9	$3,563

Held-to-maturity:
U.S. Government securities	$1,322	$114	$—	$1,436
Mortgage-backed securities
GNMA	7	—	—	7
Other bonds	118	—	—	118

	$1,447	$114	$—	$1,561

All of the gross unrealized losses on available for sale securities at both June 30, 2009 and December 31, 2009 were less than one year in duration. The detail of these losses and the carrying value (at estimated fair value) of the underlying securities available for sale are summarized below (in thousands):

	June 30, 2009		December 31, 2008

	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less:
Corporate obligations	$17	$2,020	$—	$—
State and municipal obligations	—	—	9	995

Total	$17	$2,020	$9	$995

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Included in the Company’s equity securities is an investment in a mutual fund which purchases blue chip common stocks. The downturn in the equity markets during 2008 caused a decrease in the market value of such fund. During the fourth quarter of 2008, in connection with its ongoing review of long term asset values, the Company determined that this investment had been other than temporarily impaired, as defined by generally accepted accounting principles. Accordingly, an impairment charge of $265,000 (pre-tax) was recorded to lower the carrying value of this security to the current fair market value of $472,000. There were no investments deemed by management to be other than temporarily impaired at June 30, 2009.

The following table presents the amortized cost and fair value of debt securities based on the contractual maturity date (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 30, 2009

	Amortized Cost	Fair Value

Available-for-sale:
Due within one year	$1,031	$1,034
Due after one year through five years	4,304	4,342
Due after five years through ten years	603	634
Due after 10 years	689	721

	$6,627	$6,731

Held-to-maturity:
Due within one year	$—	$—
Due after one year through five years	1,322	1,406
Due after five years through ten years	—	—
Due after ten years	116	116

	$1,438	$1,522

Securities pledged at both June 30, 2009 and December 31, 2008 had a carrying amount of $1.3 million. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity.

(5)	Loans

Loans are summarized as follows:

	June 30, 2009	December 31, 2008

	(in thousands)
Mortgage loans:
Residential (1-4 family)	$162,487	$170,197
Commercial	49,568	49,231
Construction and land	3,882	5,827

Total Mortgage loans	215,937	225,255

Other loans:
Commercial	30,054	28,472
Automobile loans	10,784	12,927
Property improvement and equipment	18,630	17,459
Other consumer	15,812	16,276

Total Other loans	75,280	75,134

Total Loans	$291,217	$300,389

Changes in the allowance for loan losses are summarized as follows:

	Three months ended June 30,		Six months ended June 30,

	(in thousands)
	2009	2008	2009	2008

Balance at beginning of period	$1,918	$1,908	$1,936	$1,910
Provision charged to operations	200	—	200	—
Loans charged off	(26)	(14)	(63)	(37)
Recoveries	13	24	32	45

Balance at end of period	$2,105	$1,918	$2,105	$1,918

The Company’s recorded investment in loans that are considered impaired totaled $704,000 and $710,000 at June 30, 2009 and December 31, 2008, respectively. These impaired loans carried allowances of $244,000 and $246,000 June 30, 2009 and December 31, 2008, respectively. The average recorded investment in impaired loans was $706,000 and $392,000 in the first half of 2009 and 2008, respectively. The Company recognized no interest on impaired loans during the three and six month periods ended June 30, 2009 and 2008.

The principal balances of loans not accruing interest amounted to $1.3 million at both June 30, 2009 and December 31, 2008. The Company held loans 90 days past due and accruing interest totaling $91,000 and $0 at June 30, 2009 and December 31, 2008, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the six months ended June 30, 2009 and 2008 was $41,400 and $41,800, respectively. There are no commitments to extend further credit on non-accruing loans.

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

On May 24, 2006, the Company’s Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company’s stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. The fair value of the options granted is estimated at grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.52%, expected stock price volatility 8.25%, risk free interest rate 4.60% and an expected option life of 6.5 years. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of June 30, 2009, unrecognized compensation cost related to these options was $96,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

Following is a summary of the Company’s 2009 year to date stock option activity:

	Three Months ended June 30, 2009

	(Dollars in thousands)

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding, beginning of period	356,726	$12.76	$1.68
Exercised	(2,726)	2.19	—
Granted	—	—	—

Options outstanding at end of period	354,000	$12.84	$1.69

Options exercisable at end of period	212,400	$12.84	$1.69

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2009 was $0. The intrinsic value of options exercised during the quarters ended June 30, 2009 and June 30, 2008 was $0 and $25,000, respectively. The intrinsic value of options exercised during the six months ended June 30, 2009 and June 30, 2008 was $18,000 and $25,000, respectively.

On May 24, 2006, the Company’s Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period, or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 Recognition and Retention Plan (RRP) awards was expensed immediately. At June 30, 2009, the unrecognized compensation cost attributable to restricted stock awards was $341,000. One-fifth of the 2006 restricted stock grants, or 33,660 shares, vested in the current quarter. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $565,000 at June 30, 2009.

Compensation cost for the Company’s stock option plans in both the 2009 and 2008 second quarters was $12,000. In both of the six month periods ended June 30, 2009 and 2008 compensation expense related to the stock option plans was $25,000. For both of the three month periods ended June 30, 2009 and 2008 compensation cost related to the restricted stock plan was $45,000.For the six month periods ended June 30, 2009 and 2008 compensation cost related to the restricted stock plan was $89,000 and $143,000 respectively.

During the three months ended June 30, 2009 and 2008, dividends of $9,000 and $11,000, respectively, were paid on unvested shares with non-forfeitable dividend rights. During the six months ended June 30, 2009 and 2008, dividends of $17,000 and $23,000, respectively, were paid on unvested shares with non-forfeitable dividend rights. These dividend amounts were not included in net income as compensation expense due to the expectation that all of the awards will vest.

(7)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended June 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2009	2008	2009	2008

Components of net periodic pension cost:
Service cost	$—	$—	$5	$5
Interest cost	87	88	37	37
Expected return on plan assets	(108)	(168)	—	—
Amortization	96	—	(2)	(2)

Net periodic pension cost	$75	$80	$40	$40

	Six months ended June 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2009	2008	2009	2008

Components of net periodic pension cost:
Service cost	$—	$—	$10	$10
Interest cost	174	176	74	74
Expected return on plan assets	(216)	(336)	—	—
Partial settlement	—	134	—	—
Amortization	192	—	(4)	(4)

Net periodic pension cost	$150	$(26)	$80	$80

In December of 2002, the Company’s Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. During the quarter ended June 30, 2008, the Company recorded a curtailment charge of $134,000 related to a partial settlement of the defined benefit plan. For the fiscal year ended December 31, 2009, the Company expects to make no contributions to the defined benefit pension plan.

(8)	Recent Accounting Pronouncements

The Company adopted FASB Staff Position (FSP) EITF 03-6-1, effective January 1, 2009. The FSP requires the use of the two-class method for computing earnings per share when stock compensation awards with non-forfeitable dividend rights are present. Prior earnings per share amounts have be retrospectively adjusted to conform with the provisions of this FSP. The effect of adopting this FSP was not material on the computation of earnings per share.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP became effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter, however, the adoption had no material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this FSP in the second quarter, however, the adoption had no material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments. This FSP amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Statement No. 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. This Statement defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions in paragraph 9 of Statement 140, as amended by this Statement. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. This Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that Statement No. 166 will have a material impact on our financial condition, results of operations or financial statement disclosures.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”. Statement No. 167 amends FASB Interpretation No. 46(R) to requite an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.

The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that Statement No. 167 will have a material impact on our financial condition, results of operations or financial statement disclosures.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
June 30, 2009
Available for sale securities	$475	$7,131	$—	$7,606

December 31, 2008
Available for sale securities	$500	$3,063	$—	$3,563

Assets measured at fair value on a non-recurring basis are summarized below. (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
June 30, 2009
Impaired loans	$—	$—	$460	$460

December 31, 2008
Impaired loans	$—	$—	$464	$464

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying value of $704,000 and $710,000 at June 30, 2009 and December 31, 2008, respectively. These loans carried a valuation allowance of $244,000 and $246,000 at June 30, 2009 and December 31, 2008, respectively, resulting in no additional provision for loan losses for such periods.

The following methods and assumptions were used by Rome Savings in estimating fair values of financial instruments:

Cash and cash equivalents: For these short-term instruments that generally mature in ninety days or less, the carrying value approximates fair value.

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Federal Home Loan Bank Stock: It is not practicable to determine the value of FHLB stock due to restrictions placed on its transferability.

Loans: The fair values for all loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit rating. The carrying amount of accrued interest receivable approximates its fair value. The Company has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced at measurement date.

Deposits: The fair values of demand deposits (interest and non-interest checking) savings accounts and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposits, are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these products to a schedule of aggregated expected monthly maturities on time deposits.

Borrowings: Fair values of long-term borrowings are estimated using a discounted cash flow approach, based on current market rates for similar borrowings. The fair value of accrued interest approximates carrying value.

Off-balance-sheet instruments: Fair values for the Company’s off-balance-sheet instruments (lines of credit and commitments to fund loans) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these financial instruments is immaterial and has therefore been excluded from the table below.

The estimated carrying values and fair values of the Company’s financial instruments, not previously presented, for June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009		December 31, 2008

	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$13,470	$13,470	$9,579	$9,579
Securities available for sale	7,606	7,606	3,563	3,563
Securities held to maturity	1,438	1,522	1,447	1,561
Loans, net	289,112	291,834	298,453	302,424
Federal Home Loan Bank Stock	3,323	n/a	3,578	n/a
Accrued interest receivable	1,029	1,029	1,085	1,085
Financial liabilities:
Non-interest bearing deposits	29,954	29,954	28,373	28,373
Interest bearing deposits	186,606	187,099	177,559	178,007
Borrowings	55,007	55,501	66,324	67,276
Accrued interest payable	152	152	121	121

It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Net income for the second quarter of 2009 decreased to $647,000, from the prior year’s second quarter net income of $780,000. The significant factors and trends impacting the second quarter of 2009, which are discussed in greater depth below, were as follows:

•

Net interest income before loan loss provision increased by $25,000 or 0.8% from the same quarter last year as a result of increases in the level of interest earning assets and interest bearing liabilities as well as decreases in both yields on average earning assets and the Company’s cost of funds.

•	The Company recorded a provision for loan losses of $200,000 in the current quarter versus no provision for loan losses in the second quarter of 2008.

•	Non-interest income increased by $58,000, or 10.1%, from the second quarter 2008 levels primarily due to an increase in gains on sales of mortgages.

•	Non-interest expense increased to $2.7 million in the quarter ended June 30, 2009 from $2.6 million for the same period of 2008.

•	Income tax expense for the second quarter of 2009 decreased to $305,000 compared to $424,000 in the second quarter of 2008.

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

	Average Balances, Interest and Average Yields

	For the three months ended June 30, 2009				For the three months ended June 30, 2008

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$289,805	$4,195	5.81%		$284,819	$4,314	6.09%
Securities (1)	10,383	130	5.02		6,638	95	5.77
Federal funds sold & other interest bearing deposits	6,508	3	0.18		1,202	6	2.04

Total interest-earnings assets	306,696	4,328	5.66		292,659	4,415	6.07
Noninterest-earning assets	28,110				29,809

Total assets	$334,806				$322,468

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$83,405	$83	0.40		$82,087	$113	0.55
Time deposits	72,713	488	2.69		72,721	677	3.74
Money market accounts	15,309	51	1.34		9,378	46	1.97
Other interest bearing deposits	13,876	13	0.38		12,944	16	0.50

Total interest-bearing deposits	185,303	635	1.37		177,130	852	1.93
Borrowings	54,677	459	3.37		45,255	351	3.12

Total interest-bearing liabilities	239,980	1,094	1.83		222,385	1,203	2.17

Noninterest-bearing deposits	30,160				29,451
Other liabilities	6,106				5,465

Total liabilities	276,246				257,301
Shareholders’ equity	58,560				65,167

Total liabilities and shareholders’ equity	$334,806				$322,468

Net interest income		3,234				3,212
Tax equivalent adjustment on securities		(4)				(7)

Net interest income per consolidated financial statements		$3,230				$3,205

Net interest rate spread			3.83%				3.90%
Net interest margin			4.23%				4.42%
Ratio of interest-earning assets to interest-bearing liabilities			1.28	x			1.32	x

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

	Average Balances, Interest and Average Yields

	For the six months ended June 30, 2009				For the six months ended June 30, 2008

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$292,922	$8,477	5.84%		$283,157	$8,733	6.20%
Securities (1)	9,323	213	4.60		6,689	185	5.57
Federal funds sold & other interest bearing deposits	4,477	5	0.21		1,092	15	2.77

Total interest-earnings assets	306,722	8,695	5.72		290,938	8,933	6.17
Noninterest-earning assets	27,737				29,599

Total assets	$334,459				$320,537

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$81,765	$163	0.40		$81,404	$223	0.55
Time deposits	72,536	1,024	2.85		72,739	1,412	3.91
Money market accounts	14,390	100	1.39		8,656	85	1.98
Other interest bearing deposits	13,628	26	0.39		12,759	33	0.52

Total interest-bearing deposits	182,319	1,313	1.45		175,558	1,753	2.01
Borrowings	56,952	894	3.16		43,647	721	3.32

Total interest-bearing liabilities	239,271	2,207	1.86		219,205	2,474	2.27

Noninterest-bearing deposits	29,783				28,712
Other liabilities	6,517				5,981

Total liabilities	275,271				253,898
Shareholders’ equity	59,188				66,639

Total liabilities and shareholders’ equity	$334,459				$320,537

Net interest income		6,488				6,459
Tax equivalent adjustment on securities		(8)				(16)

Net interest income per consolidated financial statements		$6,480				$6,443

Net interest rate spread			3.86%				3.90%
Net interest margin			4.27%				4.46%
Ratio of interest-earning assets to interest-bearing liabilities			1.28	x			1.33	x

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

	Three months ended June 30, 2009 Compared to Three months ended June 30, 2008			Six months ended June 30, 2009 Compared to Six months ended June 30, 2008

	Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net

	(in thousands)
Assets:
Interest-earning assets:
Loans	$(195)	$76	$(119)	$(551)	$295	$(256)
Securities (1)	(11)	46	35	(49)	77	28
Federal funds sold & other
Interest bearing deposits	(30)	27	(3)	(57)	47	(10)

Total interest-earnings assets	(236)	149	(87)	(657)	419	(238)

Interest-bearing liabilities:
Savings accounts	(32)	2	(30)	(61)	1	(60)
Time deposits	(189)	—	(189)	(384)	(4)	(388)
Money market accounts	(24)	29	5	(42)	57	15
Other interest bearing deposits	(4)	1	(3)	(9)	2	(7)

Total interest-bearing deposits	(249)	32	(217)	(496)	56	(440)
Borrowings	36	72	108	(47)	220	173

Total interest-bearing liabilities	(213)	104	(109)	(543)	276	(267)

Net change (1)	$(23)	$45	$22	$(114)	$143	$29

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008:

          Total assets at June 30, 2009 decreased slightly to $336.7 million from $337.9 million at December 31, 2008. The decrease is attributable to the Company’s loan portfolio, which decreased by $9.4 million, or 3.1%, from $298.5 million at December 31, 2008 to $289.1 million at June 30, 2009. As a result of current economic uncertainty, demand for loans declined from normal levels during the first quarter of 2009. During the first six months of 2009, the Company originated approximately $25.5 million of loans, compared to approximately $32.1 million of loans originated in the same period of 2008. The majority of the loan originations for this year to date have been mortgage loans. In addition, the Company has been selling a larger percentage of its residential loan originations into the secondary market. Loan sales through six months of 2009 were $5.1 million, compared to $846,000 for the first half of 2008. Partially offsetting the decrease in the loan portfolio was an increase in the balance of available for sale securities resulting from investment purchases of $4.3 million during the first half of 2009.

          The continued uncertainty in the United States investment markets has encouraged investors to exit those markets in favor of insured deposit accounts. Total deposits increased to $216.6 million at June 30, 2009 from $205.9 million at December 31, 2008. During the first six months of 2009, savings deposits increased by $4.9 million, or 6.2%, and money market balances increased by $3.5 million, or 29.0%. Time deposits increased by $406,000 or 0.6% to $72.5 million at June 30, 2009 from $72.1 million at year end 2008. Balances of non-interest bearing deposits increased by $1.6 million, or 5.6%, while other interest bearing deposits increased $231,000, or 1.6%, throughout the first half of 2009.

          As a result of decreased loan originations and increases in deposit balances, the Company was able to pay down debt during the first half of 2009. Borrowings from the Federal Home Loan Bank of New York (“FHLB”) decreased from $66.3 million at December 31, 2008 to $55.0 million at the end of the current quarter.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2009 and 2008

General

          During the three months ended June 30, 2009, the Company recorded net income of $647,000, compared to $780,000 for the second quarter of 2008. The decrease in net income is comprised of a slight increase in the net interest income before provision for loan losses of $25,000, a $58,000 increase in non-interest income and a decrease in income tax expense of $119,000, offset by an increase in the provision for loan losses of $200,000 and non-interest expense of $135,000.

          Diluted earnings per share decreased to $0.10 per diluted share for the quarter ended June 30, 2009 from $0.11 per diluted share in the quarter ended June 30, 2008. Average diluted shares decreased to 6,582,254 for the second quarter of 2009 from 6,920,374 in the same period of 2008 due to the Company’s stock repurchases over the past four quarters.

Net Interest Income

          Net interest income before loan loss provision for the quarter ended June 30, 2009 increased by $25,000 or 0.8%, compared to the same quarter of 2008. This increase is attributable to a rate driven reduction in interest expense on increased deposit and borrowing levels partially offset by decreases in yields on a larger portfolio of average earning assets.

Interest Income

          Interest income decreased to $4.3 million for the quarter ended June 30, 2009 from $4.4 million for the same quarter of 2008. Average loan balances for the second quarter of 2009 were $289.8 million, an increase of $5.0 million over the average outstanding loans for the second quarter of 2008. The yield on the Company’s loan portfolio for the quarter ended June 30, 2009 decreased to 5.81% from a yield of 6.09% for the same period last year, reflecting the effect of decreases in the prime rate over the past year. Interest income on securities increased by $38,000 from $88,000 for the quarter ended June 30, 2008 to $126,000 for the quarter ended June 30, 2009. The average balance of securities increased by $3.7 million, or 56.4%, from the second quarter of 2008 to $10.4 million for the current quarter while the yield on the Company’s securities decreased from 5.77% to 5.02%. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $3,000 to $3,000 for the quarter ended June 30, 2009 from the same quarter in 2008 due primarily to lower interest rates paid on those funds.

Interest Expense

          Interest expense decreased to $1.1 million for the quarter ended June 30, 2009 from $1.2 million for the same quarter of 2008. Interest expense on deposits decreased to $635,000 for the quarter ended June 30, 2009 from $852,000 for the quarter ended June 30, 2008, due to lower rates paid on deposits consistent with market trends over the past year. This was partially offset by an increase in the average balance of interest-bearing deposits to $185.3 million for the quarter ended June 30, 2009, from $177.1 million for the same period of 2008. Interest expense on borrowed funds increased to $459,000 for the quarter ended June 30, 2009 from $351,000 for the comparative quarter of 2008 due to an increase in the average balance of borrowings to $54.7 million in the current quarter compared to $45.3 million in the second quarter of 2008. The rate on the Company’s borrowings increased to 3.37% during the second quarter of 2009 from 3.12% in the same quarter of 2008 as the Company restructured its short-term debt into longer maturity advances.

Provision for Loan Losses

          The Company recorded a $200,000 provision for loan losses in the second quarter of 2009, compared to no loan loss provision in the same period of 2008. This provision was deemed necessary due to management’s judgment that one of its commercial creditors may be experiencing financial difficulties, despite that borrower’s current ability to service its loans. During the current quarter, net loan charge-offs were $13,000. Asset quality remained favorable at June 30, 2009 with non-performing loans as a percent of loans of 0.49% and the allowance for loan losses as a percent of non-performing loans of 146.2% at June 30, 2009, compared to 0.42% and 152.1%, respectively, at December 31, 2008. The allowance for loan losses as a percentage of loans increased to 0.72% at June 30, 2009 compared to 0.64% at December 31, 2008.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased $58,000 to $635,000 in the second quarter of 2009 from $577,000 in the same period of 2008. The increase is directly attributable to an increase in the gains on sales of residential mortgages to the secondary market as a greater volume of loans were sold in 2009.

          Non-interest expense increased to $2.7 million in the second quarter of 2009 from $2.6 million in the same quarter of 2008. Within this category, the Company experienced an increase in its deposit insurance and regulatory assessments of $64,000, increasing to $93,000 for the second quarter of 2009 from $29,000 for the same period of 2008. This increase was the result in the industry-wide increase in Federal Deposit Insurance Corporation (FDIC) regular deposit insurance rates and as well as the announcement by the FDIC of a special assessment to replenish the insurance fund. The Company also recorded higher salary and employee benefit costs in the second quarter of 2009, partially attributable to increased pension expense.

          Income tax expense for the second quarter of 2009 decreased to $305,000 from $424,000 in the same period of 2008, due to the decrease in pre-tax income, and an increase in 2009 of positive permanent tax benefits.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2009 and 2008

General

          During the six months ended June 30, 2008, the Company recorded net income of $1.4 million compared to $1.5 million for the first half of 2008. The decrease resulted from an increase in the provision for loan losses of $200,000, and non-interest expense of $131,000, partially offset by a $37,000 increase in net interest income before the provision for loan losses, a $76,000 increase in non-interest income and a $92,000 reduction in income tax expense.

          Diluted earnings per share were $0.20 per diluted share for the six months ended June 30, 2009 in comparison to $0.21 per diluted share for the same period of 2008. The year-to-date 2009 average outstanding diluted shares decreased to 6,618,026 from 7,048,000 due to ongoing treasury stock purchases.

Net Interest Income

          Net interest income before loan loss provision for the six months ended June 30, 2009 increased by $37,000 or 0.6%, as compared to the same period of 2008. This increase is attributable to decreases in the cost of funds and an increase in average earning assets, partially offset by a reduction in the yields earned on assets as well as an increase in the volume of interest bearing deposits and debt.

Interest Income

          Interest income decreased to $8.7 million for the six month period ended June 30, 2009 from $8.9 million for the first half of 2008. Average earning assets for the first half of 2009 increased to $306.7 million from $290.9 million in the same period of 2008. The yield on earning assets decreased to 5.72% for the six months ended June 30, 2009, from 6.17% for the first half of 2008. Average loan balances for the first six months of 2009 were $292.9 million, an increase of $9.7 million over the average outstanding loans for the same period of 2008. The yield on the Company’s loan portfolio for the six months ended June 30, 2009 was 5.84% compared to a yield of 6.20% for the same period last year, reflecting decreases in underlying interest rates. Interest income on securities increased $36,000 from $169,000 for the six months ended June 30, 2008 to $205,000 for the six months ended June 30, 2009 as the average balance of the investment portfolio increased to $9.3 million for the first half of 2009 from $6.7 million during the same half of 2008. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $10,000 to $5,000 for the first half of 2009 from the same period in 2008 due to decreases in market interest rates.

Interest Expense

          Interest expense decreased to $2.2 million for the six months ended June 30, 2009 from $2.5 million for the six months ended June 30, 2008. Interest expense on deposits decreased to $1.3 million for the six months ended June 30, 2009 from $1.8 million for the six months ended June 30, 2008 as a result of an increase in the average balance of interest bearing deposits to $182.3 million this year from $175.6 million during the first half of 2008 and a decrease in the cost of these deposits from 1.45% to 2.01%. Interest expense on borrowed funds increased to $894,000 for the six months ended June 30, 2009 from $721,000 for the comparative period of 2008 primarily due to an increase in the average balance of borrowings to $57.0 million in the current half as compared to $43.6 million in the six months ended 2008. The increase in outstanding debt was partially offset by a decrease in the rate paid on these borrowings from 3.32% for the six months ended June 30, 2007 to 3.16% for the same period this year. The increased borrowings were used to fund the aforementioned investments in loans, securities and purchases of treasury stock that have been made over the past year.

Provision for Loan Losses

          The Company recorded a $200,000 provision for loan losses in the first half of 2009 versus none in the first six months of 2008. The 2009 provision was deemed necessary due to management’s judgment that one of its commercial creditors may be experiencing financial difficulties, despite that borrower’s current ability to service its loans. The Company’s loss experience for the first six months of 2009 remains favorable with year to date loan charge-offs of $31,000, compared to net loan recoveries of $8,000 for the same period of 2008.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased to $1.2 million for the first half of 2009 from $1.1 million for the first six months of both 2008. The increase is attributable to gains on sales of residential mortgages and an increase in fee revenue.

          Non-interest expense increased to $5.5 million in the first six months of 2009 compared to $5.3 million in the same period of 2008, principally due to an increase in deposit insurance and regulatory assessments of

$221,000, increasing to $279,000 for the first half of 2009 from $59,000 for the same period of 2008. This increase was the result in the industry-wide increase in Federal Deposit Insurance Corporation (FDIC) regular deposit insurance rates and as well as the announcement by the FDIC of a special assessment to replenish the insurance fund.

          Income tax expense for the first half of 2009 decreased to $637,000 from $729,000 in the same period of 2008, due to the decrease in pre-tax income and an increase in favorable permanent tax benefits.

Liquidity and Capital Resources

          The Company’s primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the FHLB that allows it to borrow up to $58.9 million. At June 30, 2009, the Bank had no outstanding borrowings against this line of credit, and outstanding advances and amortizing notes totaling $55.0 million. During the first half of 2009 the Company decreased its overall FHLB borrowings by $11.3 million.

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

          The Company’s primary investing activities include the origination of loans, and to a lesser extent, the purchase of investment securities. For the six months ended June 30, 2009, the Company originated loans of approximately $25.5 million, compared to $32.1 of loans originated in the first half of 2008. The Company has been selling a larger percentage of its residential loan originations into the secondary market. Loan sales through six months of 2009 were $5.1 million, compared to $846,000 for the first half of 2008.

          At June 30, 2009, the Company had loan commitments to borrowers of approximately $4.9 million, and available letters and lines of credit of approximately $18.5 million.

          Time deposit accounts scheduled to mature within one year were $52.1 million at June 30, 2009. Based on the Company’s deposit retention experience and current pricing strategy, the Company anticipates that a significant portion of these time deposits will remain with the Company. The Company is committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that the Company will have sufficient funds to meet the Company’s current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the FHLB, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the FHLB in the future.

          At June 30, 2009, the Bank exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at June 30, 2009 was $52.0 million, or 15.33% of adjusted assets. In order to be classified as “well-capitalized” by the OTS, the Bank is required to have leverage (Tier 1) capital of $17.0 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At June 30, 2009, the Bank had a total risk-based capital ratio of 22.0%.

          The Company paid cash dividends of $0.17 per share during the six-month period ended June 30, 2009 totaling $1.1 million.

          During the first quarter of 2009, the Company’s Board of Directors authorized the repurchase of 446,000 shares of the Company’s outstanding common stock. Through June 30, 2009, $1.4 million was expended to repurchase 181,588 shares.

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

          The potential adoption of significant aspects of the Obama Administration Reform Plan may have a material effect on our operations. In June 2009, the Obama Administration released a white paper setting forth its comprehensive plan for financial regulatory reform, or the “Reform Plan”. The Reform Plan contains a number of recommendations and proposals that are intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. Most significantly for us, the Reform Plan contains proposals affecting the chartering and regulation of savings banks, savings and loan associations (such as the Bank) and savings and loan holding companies (such as the Company). Savings and loan associations and savings banks are collectively referred to below as thrifts. We anticipate the following key points of the Reform Plan, if enacted, would have a material impact on our operations:

•

The Reform Plan calls for the elimination of the federal thrift charter, subject to undefined “reasonable transition arrangements,” after which all federal thrifts that wish to remain federally chartered would become, and would be supervised and regulated as, national banks.

•

A new National Bank Supervisor, or NBS, would be created, which would regulate and supervise all federally chartered depository institutions. The NBS would replace the OTS (our primary federal regulator) and would inherit the OTS’s responsibilities and authorities to require reports, conduct examinations, impose and enforce prudential requirements and conduct overall supervision.

•

In connection with the elimination of the federal thrift charter, savings and loan holding companies would be required to become bank holding companies; therefore the Company would be subject to consolidated supervision and regulation at the federal level by the FRB. Further, the Company would be subject to the provisions of the Bank Holding Company Act, including consolidated leverage and risk-based capital requirements and activity restrictions. Former savings and loan holding companies would be given five years to conform to the activity restrictions of the Bank Holding Company Act.

•

A new consumer financial protection agency, or the CFPA, would be created to be the single primary federal consumer protection supervisor and would have supervisory, examination, and enforcement authority over all entities subject to its regulations, including regulations implementing consumer protection, fair lending, and community reinvestment laws, as well as entities subject to selected statutes for which existing rule-writing authority does not exist or is limited (for example, the Fair Housing Act to the extent it covers mortgages, the Credit Repair Organization Act, the Fair Debt Collection Practices Act, and provisions of the Fair Credit Reporting Act). The CFPA would assume from the federal banking regulators all responsibilities for supervising banking institutions for compliance with consumer regulations, whether federally-chartered or state-chartered and supervised by a federal banking regulator.

          Legislation has been introduced in Congress to implement the Reform Plan. This legislation is in an early stage of consideration in Congress and at this point in time it cannot be determined which provisions of the Reform Plan will result in final legislation. If the more significant provisions of the Reform Plan become law, our operations would be significantly affected.

          The Reform Plan may lead to the erosion of federal preemption of state law which could significantly affect our operations. In connection with the Reform Plan’s proposal to establish the CFPA, the Reform Plan states that the CFPA’s rules, particularly as they relate to residential lending, would serve as a floor, not a ceiling and that states should have the ability to adopt and enforce stricter consumer compliance laws. The Reform Plan proposes that states be given concurrent authority to enforce regulations of the CFPA and that the CFPA should coordinate enforcement efforts with the states. The Reform Plan does not specify how preemption of state laws would be handled following the elimination of the federal thrift charter or how long federal thrifts would have to comply with any state laws that are no longer preempted. Further, a recent decision by the United States Supreme Court (the “Court”) has reinforced the erosion of federal preemption. On June 29, 2009, in the case Cuomo v. The Clearing House Association, LLC, the Court addressed national bank preemption and held that states have the power to enforce state fair lending laws against national banks. The Cuomo decision indicates a movement towards a system in which federal banking agencies have authority over purely visitorial issues (i.e., chartering, and safety and soundness supervision) and the CFPA and state regulators have authority to regulate federal and state consumer protection laws. While it is unclear how the balance between federal and state consumer protection regulation will be struck, it is possible we will face more burdensome regulation not only from newly empowered states, but also from federal regulators.

The FDIC’s recently adopted restoration plan and the related increased assessment rate schedule may have a material effect on our results of operations.

The FDIC adopted a restoration plan that raised the deposit insurance assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Additionally, beginning with the second quarter of 2009, the initial base assessment rates were increased further depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. The FDIC also adopted a final rule in May 2009, imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which will be collected on September 30, 2009. Our FDIC special assessment was in the amount of $143,000, increasing our non-interest expense for the three and six months ended June 30, 2009. The final rule also allows the FDIC to impose possible additional special assessments of up to five basis points thereafter to maintain public confidence in the DIF. There is no guarantee that the higher premiums and special assessments described above will be sufficient for the DIF to meet its funding requirements, which may necessitate further special assessments or increases in deposit insurance premiums. Any such future assessments or increases could have a further material impact on our results of operations.

                              There have been no other material changes to the Company’s risk factors previously disclosed in the Company’s Form 10-K for the year ending December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

                              The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in Rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the quarter ended June 30, 2009.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

April 1, 2009 through April 30, 2009	1,000	$8.05	1,000	297,412
May 1, 2009 through May 31, 2009	—	—	—	297,412
June 1, 2009 through June 30, 2009	5,750	$8.91	5,750	291,662
Total	6,750	$8.78	6,750	291,662

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (“Meeting”) on May 6, 2009. The two proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to the shareholders and the tabulation for votes for the proposals is as follows:

	1.	Election of one director to serve for a three-year term to expire at the 2012 Annual Meeting. The number of votes cast with respect to this matter was as follows:

Nominee	For	Withheld

Dale A. Laval	5,713,572	81,348

The following directors’ terms continued after the meeting: Bruce R. Engelbert, David C. Grow, John A. Reinhardt, Charles M. Sprock and Michael J. Valentine.

2.	Ratification of the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009;

For	Withheld	Abstain

5,769,089	11,802	14,030

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)
3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)
3.2	Bylaws of New Rome Bancorp, Inc. (1)
4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)
10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)
10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (1)
10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)
10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)
10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)
10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)
10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)
10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)
10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)
10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)
10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)
10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)
31.1	Rule 13a-14a/15d-14a Certification.

31.2	Rule 13a-14a/15d-14a Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-8 filed with the Commission on May 19, 2006, as amended.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/ Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 6, 2009
Charles M. Sprock

/s/ David C. Nolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 6, 2009
David C. Nolan