Form 10-Q
period 2009-09-30
ROME BANCORP INC
filed 2009-11-05
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

          Indicate the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at November 5, 2009

Common Stock, par value $0.01	6,879,319

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
September 30, 2009 and December 31, 2008
(in thousands, except share data)
(Unaudited)

	September 30, 2009	December 31, 2008

Assets

Cash and due from banks	$5,968	$6,823
Federal funds sold and other short-term investments	11,154	2,756

Total cash and cash equivalents	17,122	9,579
Securities available for sale, at fair value	9,374	3,563
Securities held to maturity (fair value of $1,518 and $1,561 at September 30, 2009 and December 31, 2008, respectively)	1,435	1,447
Federal Home Loan Bank Stock	3,455	3,578
Loans	287,571	300,389
Less: Allowance for loan loss	(2,082)	(1,936)

Net loans	285,489	298,453
Premises and equipment, net	6,121	6,372
Accrued interest receivable	1,086	1,085
Bank-owned life insurance	9,312	9,006
Other assets	4,641	4,803

Total assets	$338,035	$337,886

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$31,430	$28,373
Savings	82,650	79,221
Money market	15,879	11,996
Time	72,345	72,138
Other interest bearing	14,118	14,204

Total deposits	216,422	205,932
Borrowings	55,639	66,324
Other liabilities	5,754	5,286

Total liabilities	277,815	277,542

Shareholders’ equity
Common Stock, $.01 par value; authorized: 30,000,000 shares; issued and outstanding 9,895,757 and 6,879,319 shares at September 30, 2009 and 9,893,716 and 7,058,866 shares at December 31, 2008	99	99
Additional paid-in capital	62,684	62,440
Retained earnings	37,296	36,721
Accumulated other comprehensive income (loss)	(1,912)	(2,212)
Treasury stock 3,016,438 shares at September 30, 2009 and 2,834,850 shares at December 31, 2008	(36,070)	(34,662)
Unallocated shares of employee stock ownership plan (ESOP): 289,766 shares at September 30, 2009 and 324,239 shares at December 31, 2008	(1,877)	(2,042)

Total shareholders’ equity	60,220	60,344

Total liabilities and shareholders’ equity	$338,035	$337,886

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2009 and 2008
(in thousands, except share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2009	2008	2009	2008

Interest income:
Loans	$4,148	$4,397	$12,626	$13,130
Securities	157	96	362	265
Other short-term investments	4	6	8	21

Total interest income	4,309	4,499	12,996	13,416

Interest expense:
Deposits	586	813	1,900	2,566
Borrowings	466	410	1,359	1,131

Total interest expense	1,052	1,223	3,259	3,697

Net interest income	3,257	3,276	9,737	9,719

Provision for loan losses	—	100	200	100

Net interest income after provision for loan losses	3,257	3,176	9,537	9,619

Non-interest income:
Net gain on securities transactions	26	—	26	—
Other	639	609	1,806	1,700

Total non-interest income	665	609	1,832	1,700

Non-interest expense:
Salaries and employee benefits	1,497	1,442	4,594	4,459
Building, occupancy and equipment	465	485	1,434	1,451
Other	592	615	1,982	1,957

Total non-interest expense	2,554	2,542	8,010	7,867

Income before income tax expense	1,368	1,243	3,359	3,452
Income tax expense	460	428	1,096	1,157

Net income	$908	$815	$2,263	$2,295

Basic earnings per share	$0.14	$0.11	$0.34	$0.32

Diluted earnings per share	$0.14	$0.11	$0.34	$0.32

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2009 and 2008
(in thousands, except share and per share data)(unaudited)

	Common stock	Additional Paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive Income (loss)	Unallocated ESOP shares	Total

Balances at January 1, 2008	$99	$61,884	$36,179	$(26,488)	$(376)	$(2,261)	$69,037
Comprehensive income:
Net Income	—	—	2,295	—	—	—	2,295
Other comprehensive income	—	—		—	31	—	31

Total comprehensive income							2,326

Purchase of 645,550 treasury shares	—	—	—	(7,341)	—	—	(7,341)
Effect of changing pension plan measurement date pursuant to ASC Topic 715	—	—	48	—	—	—	48
Amortization of unearned compensation	—	205	—	—	—	—	205
Dividends paid ($0.255 per share)	—	—	(1,812)	—	—	—	(1,812)
ESOP shares released for allocation (34,473 shares)	—	222	—	—	—	164	386

Balances at September 30, 2008	$99	$62,311	$36,710	$(33,829)	$(345)	$(2,097)	$62,849

Balances at January 1, 2009	$99	$62,440	$36,721	$(34,662)	$(2,212)	$(2,042)	$60,344
Comprehensive income:
Net Income	—	—	2,263	—	—	—	2,263
Other comprehensive income	—	—	—	—	300	—	300

Total comprehensive income							2,563

Purchase of 181,588 treasury shares	—	—	—	(1,408)	—	—	(1,408)
Amortization and tax effect of unearned compensation	—	120	—	—	—	—	120
Dividends paid ($0.255 per share)	—	—	(1,688)	—	—	—	(1,688)
ESOP shares released for allocation (34,473 shares)	—	124	—	—	—	165	289

Balances at September 30, 2009	$99	$62,684	$37,296	$(36,070)	$(1,912)	$(1,877)	$60,220

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(unaudited) (in thousands)

	2009	2008

Cash flows from operating activities:
Net income	$2,263	$2,295
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	385	432
(Increase) decrease in accrued interest receivable	(1)	51
Provision for loan losses	200	100
Net amortization on securities	(2)	2
Proceeds from sales of loans	7,325	861
Net gain on loans sold	(119)	(13)
Originations of loans held for sale	(7,206)	(848)
(Gain) loss on sale of other real estate	(2)	3
Gain on securities transactions	(26)	—
Increase (decrease) in other liabilities	468	(148)
Increase in cash surrender value of life insurance	(306)	(302)
Increase in other assets	(145)	(228)
Allocation of ESOP shares	289	386
Amortization of unearned compensation	171	205

Net cash provided by operating activities	3,294	2,796

Cash flows from investing activities:
Net decrease (increase) in loans	12,572	(14,108)
Proceeds from sale of securities available for sale	470	—
Proceeds from maturities and principal reductions of securities available for sale	1,149	752
Purchases of securities available for sale	(7,177)	(2,010)
Redemption (purchases) of Federal Home Loan Bank stock	123	(914)
Purchases of securities held to maturity	—	(326)
Proceeds from maturities and principal reductions of securities held to maturity	7	18
Proceeds from sale of real estate owned	525	94
Additions to premises and equipment	(129)	(342)

Net cash provided by (used in) investing activities	7,540	(16,836)

Cash flows from financing activities:
Increase in time deposits	207	(1,114)
Increase in other deposits	10,283	5,803
Repayments of borrowings	(24,304)	(802)
Additional borrowings	13,619	20,200
Purchase of treasury stock	(1,408)	(7,341)
Dividends paid	(1,688)	(1,812)

Net cash (used in) provided by financing activities	(3,291)	14,934

Net increase in cash and cash equivalents	7,543	894
Cash and cash equivalents at beginning of period	9,579	8,018

Cash and cash equivalents at end of period	$17,122	$8,912

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(unaudited) (in thousands)

	2009	2008

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfers from loans to other real estate	$192	$174
Cash paid during the period for:
Interest	3,227	3,611
Income taxes	719	1,100

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) and The Rome Savings Bank (the “Bank”), a wholly-owned subsidiary of the Company, as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year. Management has evaluated all significant events and transactions that occurred after September 30, 2009 through November 5, 2009 (financial statement issuance date), for potential recognition or disclosure in these condensed consolidated financial statements.

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

(2) Earnings per Common Share

The Company has stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by FASB Accounting Standards Codification (“ASC”) Topic 260-10, “Earnings per Share.” Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock-based compensation plans, but excludes awards considered participating securities.

The following summarizes the computation of earnings per share for the three and nine month periods ended September 30, 2009 and 2008.

	(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,

	2009	2008	2009	2008

Basic earnings per share:
Distributed earnings allocated to common stock	$551	$578	$1,668	$1,782
Undistributed earnings allocated to common stock	348	191	569	474

Net earnings allocated to common stock	$899	$769	$2,237	$2,256

Weighted average common shares outstanding, including shares considered participating securities	6,946,764	7,224,868	7,002,420	7,431,910
Less: Unallocated ESOP shares	(301,257)	(347,221)	(312,664)	(358,628)
Less: Average participating securities	(67,320)	(100,980)	(85,198)	(118,916)

Weighted average shares	6,578,187	6,776,667	6,604,558	6,954,366

Basic earnings per common share	$0.14	$0.11	$0.34	$0.32

Diluted earnings per share:
Net earnings allocated to common stock	$899	$769	$2,237	$2,256
Weighted average common shares outstanding for basic earnings per common share	6,578,187	6,776,667	6,604,558	6,954,366
Add: Dilutive effects of assumed exercises of common stock	0	2,164	65	3,199

Weighted average shares and dilutive potential common shares	6,578,187	6,778,831	6,604,623	6,957,565

Diluted earnings per common share	$0.14	$0.11	$0.34	$0.32

Stock options for 354,000 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 because they were antidilutive.

(3) Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,

	(in thousands)

	2009	2008	2009	2008

Pension and postretirement adjustments	$94	$—	$282	$130
Net change in unrealized gain (loss) on available-for-sale securities arising during the period	180	20	244	(78)
Reclassification adjustment for net realized gain included in net income	(26)	—	(26)	—

Other comprehensive income, before tax	248	20	500	52
Deferred tax expense	99	8	200	21

Other comprehensive income	149	12	300	31
Net income	908	815	2,263	2,295

Total comprehensive income	$1,057	$827	$2,563	$2,326

(4) Securities

Securities are summarized as follows (In thousands):

	September 30, 2009

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available-for-sale:
State and municipal obligations	$2,294	$144	$—	$2,438
Corporate obligations	5,945	100	41	6,004

Total debt securities	8,239	244	41	8,442

Equity and other securities	872	60	—	932

	$9,111	$304	$41	$9,374

Held-to-maturity:
U.S. Government securities	$1,317	$83	$—	$1,400
Mortgage-backed securities:
GNMA	3	—	—	3
Other bonds	115	—	—	115

	$1,435	$83	$—	$1,518

	December 31, 2008

	Amortized Cost	Gross unrealized gains	Gross Unrealized Losses	Fair value

Available-for-sale:
State and municipal obligations	$2,620	$52	$9	$2,663
Mortgage-backed securities
FNMA	4	—	—	4
FHLMC	24	—	—	24

Total debt securities	2,648	52	9	2,691

Equity and other securities	872	—	—	872

	$3,520	$52	$9	$3,563

Held-to-maturity:
U.S. Government securities	$1,322	$114	$—	$1,436
Mortgage-backed securities
GNMA	7	—	—	7
Other bonds	118	—	—	118

	$1,447	$114	$—	$1,561

All of the gross unrealized losses on available for sale securities at both September 30, 2009 and December 31, 2009 were less than one year in duration. The detail of these losses and the carrying value (at estimated fair value) of the underlying securities available for sale are summarized below (in thousands):

	September 30, 2009		December 31, 2008

	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less:
Corporate obligations	$41	$1,752	$—	$—
State and municipal obligations	—	—	9	995

Total	$41	$1,752	$9	$995

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Included in the Company’s equity securities is an investment in a mutual fund which purchases blue chip common stocks. The downturn in the equity markets during 2008 caused a decrease in the market value of such fund. During the fourth quarter of 2008, in connection with its ongoing review of long term asset values, the Company determined that this investment had been other than temporarily impaired, as defined by generally accepted accounting principles. Accordingly, an impairment charge of $265,000 (pre-tax) was recorded to lower the carrying value of this security to the fair value of $472,000. There were no investments deemed by management to be other than temporarily impaired at September 30, 2009.

The following table presents the amortized cost and fair value of debt securities based on the contractual maturity date (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 30, 2009

	Amortized Cost	Fair Value

Available-for-sale:
Due within one year	$1,040	$1,046
Due after one year through five years	5,908	5,988
Due after five years through ten years	1,271	1,386
Due after 10 years	20	22

	$8,239	$8,442

Held-to-maturity:
Due within one year	$3	3
Due after one year through five years	1,317	1,400
Due after five years through ten years	—	—
Due after ten years	115	115

	$1,435	$1,518

Securities pledged at both September 30, 2009 and December 31, 2008 had a carrying amount of $1.3 million. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity.

(5)	Loans

Loans are summarized as follows:

	September 30, 2009	December 31, 2008

	(in thousands)
Mortgage loans:
Residential (1-4 family)	$157,541	$170,197
Commercial	51,739	49,231
Construction and land	2,754	5,827

Total Mortgage loans	212,034	225,255

Other loans:
Commercial	30,199	28,472
Automobile loans	9,904	12,927
Property improvement and equipment	19,062	17,459
Other consumer	16,372	16,276

Total Other loans	75,537	75,134

Total Loans	$287,571	$300,389

Changes in the allowance for loan losses are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,

	(in thousands)
	2009	2008	2009	2008

Balance at beginning of period	$2,105	$1,918	$1,936	$1,910
Provision charged to operations	—	100	200	100
Loans charged off	(39)	(150)	(103)	(187)
Recoveries	16	16	49	61

Balance at end of period	$2,082	$1,884	$2,082	$1,884

The Company’s recorded investment in loans that are considered impaired totaled $701,000 and $710,000 at September 30, 2009 and December 31, 2008, respectively. These impaired loans carried allowances of $242,000 and $246,000 September 30, 2009 and December 31, 2008, respectively. The average recorded investment in impaired loans was $705,000 and $461,000 in the first nine months of 2009 and 2008, respectively. The Company recognized no interest on impaired loans during the three and nine month periods ended September 30, 2009 and 2008.

The principal balances of loans not accruing interest amounted to $1.7 million and $1.3 million at September 30, 2009 and December 31, 2008, respectively. The Company held loans 90 days past due and accruing interest totaling $91,000 and $0 at September 30, 2009 and December 31, 2008, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the nine months ended September 30, 2009 and 2008 was $58,800 and $69,800, respectively. There are no commitments to extend further credit on non-accruing loans.

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

On May 24, 2006, the Company’s Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company’s stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. The fair value of the options granted is estimated at grant date using a Black-Scholes option pricing model based upon the following assumptions: expected dividend yield 2.52%, expected stock price volatility 8.25%, risk free interest rate 4.60% and an expected option life of 6.5 years. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of September 30, 2009, unrecognized compensation cost related to these options was $83,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

Following is a summary of the Company’s 2009 year to date stock option activity:

	Nine Months ended September 30, 2009

	(Dollars in thousands)

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding, beginning of period	356,726	$12.76	$1.68
Exercised	(2,726)	2.19	—
Granted	—	—	—

Options outstanding at end of period	354,000	$12.84	$1.69

Options exercisable at end of period	212,400	$12.84	$1.69

The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2009 was $0. The intrinsic value of options exercised during the quarters ended September 30, 2009 and September 30, 2008 was $0. The intrinsic value of options exercised during the nine months ended September 30, 2009 and September 30, 2008 was $18,000 and $25,000, respectively.

On May 24, 2006, the Company’s Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period, or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 Recognition and Retention Plan (RRP) awards was expensed immediately. At September 30, 2009, the unrecognized compensation cost attributable to restricted stock awards was $297,000. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $591,000 at September 30, 2009.

Compensation cost for the Company’s stock option plans in both the 2009 and 2008 third quarters was $12,000. In both of the nine month periods ended September 30, 2009 and 2008 compensation expense related to the stock option plans was $37,000. For both of the three month periods ended September 30, 2009 and 2008 compensation cost related to the restricted stock plan was $45,000.For the nine month periods ended September 30, 2009 and 2008 compensation cost related to the restricted stock plan was $134,000 and $187,000 respectively.

During the three months ended September 30, 2009 and 2008, dividends of $6,000 and $9,000, respectively, were paid on unvested shares with non-forfeitable dividend rights. During the nine months ended September 30, 2009 and 2008, dividends of $23,000 and $31,000, respectively, were paid on unvested shares with non-forfeitable dividend rights. These dividend amounts were not included in net income as compensation expense due to the expectation that all of the awards will vest.

(7)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended September 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2009	2008	2009	2008

Components of net periodic pension cost:
Service cost	$—	$—	$5	$5
Interest cost	87	88	37	37
Expected return on plan assets	(108)	(168)	—	—
Amortization	96	—	(2)	(2)

Net periodic pension cost	$75	$(80)	$40	$40

	Nine months ended September 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2009	2008	2009	2008

Components of net periodic pension cost:
Service cost	$—	$—	$15	$15
Interest cost	261	264	111	111
Expected return on plan assets	(324)	(504)	—	—
Partial settlement	—	134	—	—
Amortization	288	—	(6)	(6)

Net periodic pension cost	$225	$(106)	$120	$120

In December of 2002, the Company’s Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. During the quarter ended September 30, 2008, the Company recorded a curtailment charge of $134,000 related to a partial settlement of the defined benefit plan. For the fiscal year ended December 31, 2009, the Company expects to make no contributions to the defined benefit pension plan.

(8)	Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10, (formerly Statement No. 168,) “The FASB Accounting Standards CodificationTM (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The Codification has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange

Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Company adopted FASB guidance now codified as ASC Topic 260-10, “Earnings per Share,” effective January 1, 2009. This topic requires the use of the two-class method for computing earnings per share when stock compensation awards with non-forfeitable dividend rights are present. Prior earnings per share amounts have be retrospectively adjusted to conform with the provisions of this topic. The effect of adopting ASC Topic 260-10 was not material on the computation of earnings per share.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 320-10-35, “Investments Debt and Equity Securities, Subsequent Measurements”, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The standard requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the ASC Topic 320-10-35 expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This topic became effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this topic in the second quarter, however, the adoption had no material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” now codified as ASC Topic 820-10-65-4. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. Topic 820-10-65-4 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This topic is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this topic 820-10-65-4 in the second quarter, however, the adoption had no material effect on the results of operations or financial position.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, “Financial Instruments,” which amended previous Topic 825 guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This guidance became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this topic in the second quarter.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement became effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 860, “Transfers and Servicing,” that defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. If the transfer does not meet those conditions, a transferor should account for the transfer as a sale only if it transfers an entire financial asset or a group of entire financial assets and surrenders control over the entire transferred asset(s) in accordance with the conditions in this topic. Under the revised standards guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of the topic. If such a transfer does not meet the requirements for sale accounting, the securitized mortgage loans should continue to be classified as loans in the transferor’s statement of financial position. This topic requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The newly issued guidance under ASC Topic 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that these revisions will have a material impact on our financial condition, results of operations or financial statement disclosures.

In June 2009, the FASB issued guidance now codified as ASC Topic 810-10 “Consolidation,” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

	a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.

The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This revision of ASC Topic 810-10 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect that adoption of this guidance will have a material impact on our financial condition, results of operations or financial statement disclosures.

(9)	Fair Value Measurement

The FASB ASC Topic 820, “Financial Instruments,” requires the disclosure of the estimated fair value of certain financial instruments. The Company’s available for sale investment portfolio is subject to disclosure for interim reporting. Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
September 30, 2009
Available for sale securities	$532	$8,842	$—	$9,374

December 31, 2008
Available for sale securities	$500	$3,063	$—	$3,563

Assets measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
September 30, 2009
Impaired loans	$—	$—	$459	$459

December 31, 2008
Impaired loans	$—	$—	$464	$464

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying value of $701,000 and $710,000 at September 30, 2009 and December 31, 2008, respectively. These loans carried a valuation allowance of $242,000 and $246,000 at September 30, 2009 and December 31, 2008, respectively, resulting in no additional provision for loan losses for such periods.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

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

The estimated carrying values and fair values of the Company’s financial instruments, not previously presented, for September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009		December 31, 2008

	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$17,122	$17,122	$9,579	$9,579
Securities available for sale	9,374	9,374	3,563	3,563
Securities held to maturity	1,435	1,518	1,447	1,561
Loans, net	285,489	289,894	298,453	302,424
Federal Home Loan Bank Stock	3,455	n/a	3,578	n/a
Accrued interest receivable	1,086	1,086	1,085	1,085
Financial liabilities:
Non-interest bearing deposits	31,430	31,430	28,373	28,373
Interest bearing deposits	184,992	185,538	177,559	178,007
Borrowings	55,639	56,411	66,324	67,276
Accrued interest payable	153	153	121	121

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

Overview

          The Bank’s results of operations depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and investments and the interest it pays on its deposits and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-bearing assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Bank’s operations are also affected by non-interest income, such as service fees and gains and losses on sales of securities, the provision for loan losses and non-interest expense such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. Financial institutions in general, including the Bank, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and funds availability. The Bank’s operations and lending are principally concentrated in the Central New York area, therefore its operations and earnings are influenced by the economics of such area. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Bank’s primary market area.

Net income for the third quarter of 2009 increased to $908,000, from the prior year’s third quarter net income of $815,000. The significant factors and trends impacting the third quarter of 2009, which are discussed in greater depth below, were as follows:

•

Net interest income before loan loss provision decreased by $19,000 or 0.6% from the same quarter last year as a result of increases in the level of interest earning assets and interest bearing liabilities as well as decreases in both yields on average earning assets and the Company’s cost of funds. Rates on earning assets fell faster than the cost of the Company’s other borrowings, resulting in the slight decline in overall net interest income.

•	The Company recorded no provision for loan losses in the current quarter versus a $100,000 provision for loan losses in the third quarter of 2008.

•	Non-interest income increased by $56,000, or 9.2%, from the third quarter 2008 levels primarily due to a gain on the sale of an investment security and an increase in gains on the sales of mortgages.

•	Non-interest expense increased by $12,000 to $2.6 million in the quarter ended September 30, 2009 from $2.5 million for the same period of 2008.

•	Income tax expense for the third quarter of 2009 increased to $460,000 compared to $428,000 in the third quarter of 2008.

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

	Average Balances, Interest and Average Yields

	For the three months ended September 30, 2009				For the three months ended September 30, 2008

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$283,982	$4,148	5.80%		$290,576	$4,397	6.02%
Securities (1)	12,689	159	4.98		8,172	101	4.91
Federal funds sold & other interest bearing deposits	11,106	4	0.13		1,163	6	1.94

Total interest-earnings assets	307,777	4,311	5.56		299,911	4,504	5.97
Noninterest-earning assets	27,334				30,502

Total assets	$335,111				$330,413

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$83,681	$84	0.40		$81,395	$113	0.55
Time deposits	72,203	440	2.41		72,227	630	3.47
Money market accounts	15,863	47	1.18		10,208	50	1.95
Other interest bearing deposits	14,642	15	0.42		14,299	20	0.53

Total interest-bearing deposits	186,389	586	1.25		178,129	813	1.81
Borrowings	55,081	466	3.35		52,282	410	3.13

Total interest-bearing liabilities	241,470	1,052	1.73		230,411	1,223	2.11

Noninterest-bearing deposits	30,059				30,512
Other liabilities	5,266				5,772

Total liabilities	276,795				266,695
Shareholders’ equity	58,316				63,718

Total liabilities and shareholders’ equity	$335,111				$330,413

Net interest income		3,259				3,281
Tax equivalent adjustment on securities		(2)				(5)

Net interest income per consolidated financial statements		$3,257				$3,276

Net interest rate spread			3.83%				3.86%
Net interest margin			4.20%				4.35%
Ratio of interest-earning assets to interest-bearing liabilities			1.27	x			1.30	x

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

	Average Balances, Interest and Average Yields

	For the nine months ended September 30, 2009				For the nine months ended September 30, 2008

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$290,652	$12,626	5.81%		$285,648	$13,130	6.14%
Securities (1)	10,457	372	4.76		7,129	286	5.36
Federal funds sold & other interest bearing deposits	6,711	8	0.17		1,116	21	2.48

Total interest-earnings assets	307,820	13,006	5.65		293,893	13,437	6.11
Noninterest-earning assets	27,601				29,902

Total assets	$335,421				$323,795

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$82,411	$247	0.40		$81,401	$336	0.55
Time deposits	72,424	1,464	2.70		72,567	2,043	3.76
Money market accounts	14,886	147	1.32		9,177	135	1.97
Other interest bearing deposits	13,970	42	0.40		13,276	52	0.52

Total interest-bearing deposits	183,691	1,900	1.38		176,421	2,566	1.94
Borrowings	56,321	1,359	3.23		46,546	1,131	3.25

Total interest-bearing liabilities	240,012	3,259	1.82		222,967	3,697	2.22

Noninterest-bearing deposits	29,876				29,317
Other liabilities	6,639				5,852

Total liabilities	276,527				258,136
Shareholders’ equity	58,894				65,659

Total liabilities and shareholders’ equity	$335,421				$323,795

Net interest income		9,747				9,740
Tax equivalent adjustment on securities		(10)				(21)

Net interest income per consolidated financial statements		$9,737				$9,719

Net interest rate spread			3.83%				3.89%
Net interest margin			4.23%				4.43%
Ratio of interest-earning assets to interest-bearing liabilities			1.28	x			1.32	x

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

	Three months ended September 30, 2009 Compared to Three months ended September 30, 2008			Nine months ended September 30, 2009 Compared to Nine months ended September 30, 2008

	Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net

	(in thousands)
Assets:
Interest-earning assets:
Loans	$(153)	$(96)	$(249)	$(737)	$233	$(504)
Securities (1)	3	55	58	(48)	134	86
Federal funds sold & other
Interest bearing deposits	(51)	49	(2)	(116)	103	(13)

Total interest-earnings assets	(201)	8	(193)	(901)	470	(431)

Interest-bearing liabilities:
Savings accounts	(32)	3	(29)	(93)	4	(89)
Time deposits	(190)	—	(190)	(575)	(4)	(579)
Money market accounts	(31)	28	(3)	(72)	84	12
Other interest bearing deposits	(4)	(1)	(5)	(13)	3	(10)

Total interest-bearing deposits	(257)	30	(227)	(753)	87	(666)
Borrowings	33	23	56	(10)	238	228

Total interest-bearing liabilities	(224)	53	(171)	(763)	325	(438)

Net change (1)	$23	$(45)	$(22)	$(138)	$145	$7

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008:

          Total assets at September 30, 2009 remained relatively constant at $338.0 million compared to $337.9 million at December 31, 2008. Changes within the categories of assets include a contraction in the Company’s net loan portfolio, which decreased by $13.0 million, or 4.4%, from $298.5 million at December 31, 2008 to $285.5 million at September 30, 2009. As a result of the current economic climate, demand for loans declined from normal levels during the third quarter of 2009. During the first nine months of 2009, the Company originated approximately $39.9 million of loans, compared to approximately $49.4 million of loans originated in the same period of 2008. The majority of the loan originations for this year to date have been mortgage loans. In addition, the Company has been selling a larger percentage of its residential loan originations into the secondary market. Loan sales through nine months of 2009 were $7.3 million, compared to $861,000 for the first nine months of 2008. Partially offsetting the decrease in the loan portfolio was an increase in the balance of available for sale securities resulting from investment purchases of $7.2 million during the first three quarters of 2009. Cash balances increased to $17.1 million at September 30, 2009, from $9.6 million at year end 2008, due to an influx of deposits and the aforementioned reduction in the loan portfolio.

          The continued uncertainty in the United States investment markets has encouraged investors to exit those markets in favor of insured deposit accounts. Total deposits increased to $216.4 million at September 30, 2009 from $205.9 million at December 31, 2008. During the first nine months of 2009, savings deposits increased by $3.4 million, or 4.3%, and money market balances increased by $3.9 million, or 32.4%. Time deposits increased by $207,000, or 0.3%, to $72.3 million at September 30, 2009 from $72.1 million at year end

2008. Balances of non-interest bearing deposits increased by $3.1 million, or 10.8%, while other interest bearing deposits decreased by $86,000, or 0.6%, over the first three quarters of 2009.

          As a result of decreased loan originations and increases in deposit balances, the Company was able to pay down debt during the first nine months of 2009. Borrowings from the Federal Home Loan Bank of New York (“FHLB”) decreased from $66.3 million at December 31, 2008 to $55.6 million at the end of the current quarter.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and 2008

General

          During the three months ended September 30, 2009, the Company recorded net income of $908,000, compared to $815,000 for the third quarter of 2008. The increase in net income is comprised of a reduction in the provision for loan losses of $100,000 and an increase in non-interest income of $56,000, partially offset by a decrease in net interest income before the provision for loan losses of $19,000, an increase in non-interest expense of $12,000 and an increase in income tax expense of $ 32,000.

          Diluted earnings per share increased to $0.14 per diluted share for the quarter ended September 30, 2009 from $0.11 per diluted share in the quarter ended September 30, 2008. Average diluted shares decreased to 6,578,187 for the third quarter of 2009 from 6,778,831 in the same period of 2008 due to the Company’s stock repurchases over the past year.

Net Interest Income

          Net interest income before loan loss provision for the quarter ended September 30, 2009 decreased by $19,000 or 0.6%, compared to the same quarter of 2008. This decrease is attributable to decreases in market rates on interest earning assets and interest bearing liabilities. Rates on earning assets fell faster than the cost of the Company’s other borrowings, resulting in the slight decline in overall net interest income.

Interest Income

          Interest income decreased to $4.3 million for the quarter ended September 30, 2009 from $4.5 million for the same quarter of 2008. Average loan balances for the third quarter of 2009 were $284.0 million, a decrease of $6.6 million from the average outstanding loans for the third quarter of 2008. The yield on the Company’s loan portfolio for the quarter ended September 30, 2009 decreased to 5.80% from a yield of 6.02% for the same period last year, reflecting the effect of decreases in the prime rate over the past year. Interest income on securities increased by $61,000 from $96,000 for the quarter ended September 30, 2008 to $157,000 for the quarter ended September 30, 2009. The average balance of securities increased by $4.5 million, or 54.9%, from the third quarter of 2008 to $12.7 million for the current quarter and the tax equivalent yield on the Company’s securities increased to 4.98% to 4.91%. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $2,000 to $4,000 for the quarter ended September 30, 2009 from the same quarter in 2008 due primarily to lower interest rates paid on those funds. By contrast, the average balance of interest bearing deposits increased to $11.1 million in the third quarter of 2009 from $1.2 million in the same period of 2008.

Interest Expense

          Interest expense decreased to $1.1 million for the quarter ended September 30, 2009 from $1.2 million for the same quarter of 2008. Interest expense on deposits decreased to $586,000 for the quarter ended September 30, 2009 from $813,000 for the quarter ended September 30, 2008, due to lower rates paid on deposits consistent with market trends over the past year. This was partially offset by an increase in the average balance of interest-bearing deposits to $186.4 million for the quarter ended September 30, 2009, from $178.1 million for the same period of 2008. Interest expense on borrowed funds increased to $466,000 for the quarter ended September 30, 2009 from $410,000 for the comparative quarter of 2008 due to an increase in the average balance of borrowings to $55.1 million in the current quarter compared to $52.3 million in the third quarter of 2008. The rate on the Company’s borrowings increased to 3.35% during the third quarter of 2009 from 3.13% in the same quarter of 2008 as the Company restructured its short-term debt into longer maturity advances.

Provision for Loan Losses

          The Company recorded no provision for loan losses in the third quarter of 2009, compared to a $100,000 loan loss provision in the same period of 2008. During the current quarter, net loan charge-offs decreased to $23,000, compared to net charge-offs of $134,000 in the third quarter of 2008. Asset quality remained favorable at September 30, 2009 with non-performing loans as a percent of loans of 0.62% and the allowance for loan losses as a percent of non-performing loans of 115.9% at September 30, 2009, compared to 0.42% and 152.1%, respectively, at December 31, 2008. While the Company has seen an increase in non-performing loans in 2009, management believes that these loans are adequately collateralized. The allowance for loan losses as a percentage of loans increased to 0.72% at September 30, 2009 compared to 0.64% at December 31, 2008.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased $56,000 to $665,000 in the third quarter of 2009 from $609,000 in the same period of 2008. In the third quarter of 2009, the Company sold one investment security, realizing a gain of $26,000; there were no securities sales in the same period of 2008. The remainder of the increase in non-interest income is directly attributable to an increase in the gains realized on sales of residential mortgages to the secondary market as a greater volume of loans have been sold in 2009.

          Non-interest expense slightly increased by $12,000 to $2.6 million in the third quarter of 2009 from $2.5 million in the same quarter of 2008. Income tax expense for the third quarter of 2009 increased to $460,000 from $428,000 in the same period of 2008, primarily due to the increase in pre-tax income.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2009 and 2008

General

          Net income for both the nine months ended September 30, 2009 and 2008 was $2.3 million. Net interest income before loan loss provision remained constant at $9.7 million for year to date 2009 and 2008. During the nine months ended September 30, 2009, the Company recorded an additional $100,000 in the provision for loan losses, additional non-interest income of $132,000, an increase in non-interest expense of $143,000, and a $61,000 reduction in income tax expense, compared to the same period of 2008.

          Diluted earnings per share increased to $0.34 per diluted share for the nine months ended September 30, 2009 in comparison to $0.32 per diluted share for the same period of 2008. The year-to-date 2009 average outstanding diluted shares decreased to 6,604,623 from 6,957,623 due to treasury stock purchases.

Net Interest Income

          Net interest income before loan loss provision was $9.7 million in both the nine months ended September 30, 2009 and 2008. Throughout 2009 the Company has realized decreases in both the yields on earning assets and its cost of funds as well as increases in the average balances of earning assets and interest bearing liabilities.

Interest Income

          Interest income decreased to $13.0 million for the nine month period ended September 30, 2009 from $13.4 million for the first nine months of 2008. Average earning assets for the first half of 2009 increased to $307.8 million from $293.9 million in the same period of 2008. The yield on earning assets decreased to 5.65% for the nine months ended September 30, 2009, from 6.11% for the same period of 2008. Average loan balances for the first nine months of 2009 were $290.7 million, an increase of $5.1 million over the average outstanding loans for the same period of 2008. The yield on the Company’s loan portfolio for the nine months ended September 30, 2009 was 5.81% compared to a yield of 6.14% for the same period last year, reflecting decreases in underlying interest rates. Interest income on securities increased $97,000 from $265,000 for the nine months ended September 30, 2008 to $362,000 for the nine months ended September 30, 2009 as the average balance of the investment portfolio increased to $10.5 million for the first three quarters of 2009 from $7.1 million during the same period of 2008. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $13,000 to $8,000 for the first nine months of 2009 from the same period in 2008 due to rate decreases.

Interest Expense

          Interest expense decreased to $3.3 million for the nine months ended September 30, 2009 from $3.7 million for the nine months ended September 30, 2008. Interest expense on deposits decreased to $1.9 million for the nine months ended September 30, 2009 from $2.6 million for the nine months ended September 30, 2008 as a result of a decrease in the cost of these deposits from 1.94% to 1.38% partially offset by an increase in the average balance of interest bearing deposits to $183.7 million this year to date from $176.4 million during the first nine months of 2008. Interest expense on borrowed funds increased to $1.4 million for the nine months ended September 30, 2009 from $1.1 million for the comparative period of 2008 primarily due to an increase in the average balance of borrowings to $56.3 million in the current year to date as compared to $46.5 million in the nine months ended 2008. The increase in outstanding debt was partially offset by a decrease in the rate paid on these borrowings from 3.25% for the nine months ended September 30, 2008 to 3.23% for the same period this year. The increased borrowings were used to fund the aforementioned investments in loans, securities and purchases of treasury stock that have been made over the past year.

Provision for Loan Losses

          The Company recorded a $200,000 provision for loan losses in the first three quarters of 2009 versus $100,000 in the first nine months of 2008. The higher 2009 provision was deemed necessary due to management’s judgment that one of its commercial creditors may be experiencing financial difficulties, despite that borrower’s current ability to service its loans. The Company’s loss experience for the first nine months of 2009 remains favorable with year to date net loan charge-offs of $54,000, compared to net loan charge-offs of $126,000 for the same period of 2008.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased to $1.8 million for the first three quarters of 2009 from $1.7 million for the same period of 2008. The increase is attributable to gains on sales of residential mortgages and a $26,000 gain on the sale of an investment security.

          Non-interest expense increased to $8.0 million in the first nine months of 2009 compared to $7.9 million in the same period of 2008, principally due to an increase in deposit insurance and regulatory assessments of $250,000, increasing to $339,000 for the first nine months of 2009 from $89,000 for the same period of 2008. This increase was the result in the industry-wide increase in Federal Deposit Insurance Corporation (“FDIC”) regular deposit insurance rates. On February 27, 2009, the FDIC adopted a final rule that initially raised the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Under the final rule, the Bank’s assessment rate was 8.44 basis points (annualized) for the third quarter of 2009. On September 29, 2009, the FDIC published a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011. We expect that we may be required to prepay an estimated $830,000 on December 30, 2009 for our fourth quarter of 2009 and all of 2010, 2011 and 2012 FDIC assessments.

          Income tax expense for the first nine months of 2009 decreased to $1.1 million from $1.2 million in the same period of 2008, due to the decrease in pre-tax income and an increase in favorable permanent tax benefits.

Liquidity and Capital Resources

          The Company’s primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the FHLB that allows it to borrow up to $44.1 million. At September 30, 2009, the Bank had no outstanding borrowings against this line of credit, and outstanding advances and amortizing notes totaling $55.6 million. During the first nine months of 2009 the Company decreased its overall FHLB borrowings by $10.7 million.

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

          The Company’s primary investing activities include the origination of loans, and to a lesser extent, the purchase of investment securities. For the nine months ended September 30, 2009, the Company originated loans of approximately $39.9 million, compared to $49.4 of loans in the same period of 2008. The Company has been selling a larger percentage of its residential loan originations into the secondary market. Loan sales through nine months of 2009 were $7.3 million, compared to $861,000 for the first nine months of 2008. During 2009, the Company has invested in bonds, as available yields have become more attractive. Year to date 2009 bond purchases were $7.2 million, compared to purchases of $2.3 million in the same period of 2008.

          At September 30, 2009, the Company had loan commitments to borrowers of approximately $8.2 million, and available letters and lines of credit of approximately $19.3 million.

          Time deposit accounts scheduled to mature within one year were $51.9 million at September 30, 2009. Based on the Company’s deposit retention experience and current pricing strategy, the Company anticipates that a significant portion of these time deposits will remain with the Company. The Company is committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that the Company will have sufficient funds to meet the Company’s current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the FHLB, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the FHLB in the future.

          At September 30, 2009, the Bank exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at September 30, 2009 was $53.0 million, or 15.58% of adjusted assets. In order to be classified as “well-capitalized” by the OTS, the Bank is required to have leverage (Tier 1) capital of $17.0 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a total risk-based capital ratio of 10.0%. At September 30, 2009, the Bank had a total risk-based capital ratio of 22.51%.

          The Company paid cash dividends of $0.255 per share during the nine-month period ended September 30, 2009 totaling $1.7 million.

          During the first quarter of 2009, the Company’s Board of Directors authorized the repurchase of 446,000 shares of the Company’s outstanding common stock. Through September 30, 2009, $1.4 million was expended to repurchase 181,588 shares.

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

          Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a restoration plan that raised the deposit insurance assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Additionally, beginning with the third quarter of 2009, the initial base assessment rates were increased further depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. The FDIC also adopted a final rule on May 22, 2009, imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. Our FDIC special assessment was in the amount of $142,000, increasing our non-interest expense for the three and nine months ended September 30, 2009. The final rule also allows the FDIC to impose possible additional special assessments of up to five basis points thereafter to maintain public confidence in the FDIC Deposit Insurance Fund (“DIF”).

          In addition, the FDIC recently announced a proposed rule that would require insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. If the proposed rule is adopted, the prepaid assessments would be collected on December 30, 2009. We have estimated that the total prepaid assessments would be approximately $830,000, which would be recorded as a prepaid expense (asset) as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, we would record an expense for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.

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

                               The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in Rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the quarter ended September 30, 2009.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

June 1, 2009 through June 30, 2009	—	—	—	291,662
July 1, 2009 through July 31, 2009	—	—	—	291,662
September 1, 2009 through September 30, 2009	—	—	—	291,662
Total	—	—	—	291,662

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)
3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)
3.2	Bylaws of New Rome Bancorp, Inc. (1)
4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)
10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)
10.5	Form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (1)
10.6	Form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (1)
10.7	Form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (1)
10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)
10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)

10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)
10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)
10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)
10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)
10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)
10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)
31.1	Rule 13a-14a/15d-14a Certification.
31.2	Rule 13a-14a/15d-14a Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-8 filed with the Commission on May 19, 2006, as amended.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/ Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 5, 2009

Charles M. Sprock

/s/ David C. Nolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2009

David C. Nolan