Form 10-K
period 2009-12-31
ROME BANCORP INC
filed 2010-03-10
CIK 1088144

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

          Based on the closing sales price on June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was $46,333,000.

Rome Bancorp had 6,797,819 shares of common stock outstanding as of March 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement pursuant to Regulation 14A to be issued by the registrant in connection with the 2010 Annual Meeting and portions of the 2009 Annual Report to Shareholders for the fiscal year ended December 31, 2009 are incorporated by reference into Parts II and III of this report.

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

Available Information

          The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (“Exchange Act”). The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at www.sec.gov.

          The Company also makes available free of charge through its website (www.romesavings.com) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

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

          Rome Savings is a community and customer-oriented retail savings bank that offers traditional deposit products, residential real estate mortgage loans and consumer, commercial and commercial real estate loans. In addition, Rome Savings purchases securities issued by the U.S. Government and government agencies, municipal securities, mortgage-backed securities and other investments permitted by applicable laws and regulations. At December 31, 2009, Rome Bancorp had assets of $329.9 million, deposits of $216.6 million and stockholders’ equity of $60.4 million.

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

Market Area

          Operations are conducted out of our executive office in Rome, New York and four branch offices located in Oneida County, New York, two of which are located in Rome, one in New Hartford, New York and one in Lee, New York. As of June 30, 2009, Rome Savings maintained a 7.12% share of all Oneida County, New York deposits, ranking sixth in size of deposits in Oneida County. Rome Savings also maintained a 40.99% market share of all reported funds on deposit in the City of Rome as of June 30, 2009, making it the largest depository institution in Rome.

          Our geographic market area for loans and deposits is principally Oneida County, New York. The local economy is not dependent on one key employer. The principal employment sectors are service-related (excluding financial industries), wholesale and retail trade, and manufacturing.

          Similar to national trends, in recent years most of the job growth realized in Oneida County has been in service related industries, and service jobs now account for the largest portion of the workforce. Our market area also includes a growing number of healthcare, engineering, software, and technical firms that have located in Oneida County in order to take advantage of its well-educated work force, including current and former military and defense industry personnel. Rome, New York is located 15 miles west of Utica and approximately 45 miles east of Syracuse. Depending on market conditions, we also occasionally originate loans in the greater New York City metropolitan area, typically through loan participations, and outside of New York State. At December 31, 2009, Rome Savings’ total loan portfolio consisted of $282.4 million in loans located in the State of New York, while $5.3 million of such loans consisted of loans made outside of New York.

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

Lending Activities

          General. Rome Savings has a long-standing commitment to originate commercial real estate, commercial and consumer loans, in addition to a traditional emphasis on residential lending. We retain the majority of the loans that we originate. Currently, we are selling most of the longer term residential mortgage loans we originate into the secondary market. At December 31, 2009, Rome Savings had total loans of $287.7 million, of which $159.4 million, or 55.38%, were one- to four-family residential mortgages and residential construction loans. Of residential mortgage loans outstanding at that date, 23.94% were adjustable-rate mortgage loans and 76.06% were fixed-rate loans. The remainder of Rome Savings’ loans at December 31, 2009, amounting to $128.3 million, or 44.62% of total loans, consisted of commercial real estate, commercial loans, and consumer loans. Rome Savings originates commercial real estate and commercial business loans both within and outside of Oneida County, New York. As of December 31, 2009, 18.46% of Rome Savings’ loan portfolio was in commercial real estate loans and 10.58% was in commercial loans. In addition, as of December 31, 2009, 15.58% of Rome Savings’ loan portfolio was in consumer loans.

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

	2009		2008		2007		2006		2005

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

Mortgage loans:

One- to four-family	$155,547	54.06%	$170,197	56.65%	$149,702	52.91%	$135,078	51.06%	$126,422	49.79%
Commercial real estate	52,557	18.26	49,231	16.39	49,795	17.60	54,493	20.60	52,748	20.78
Construction and land	4,381	1.52	5,827	1.95	5,258	1.86	2,562	0.97	3,317	1.31

Total mortgage loans	212,485	73.84	225,255	74.99	204,755	72.37	192,133	72.63	182,487	71.88

Commercial loans	30,429	10.58	28,472	9.48	29,127	10.29	24,189	9.14	23,832	9.39

Consumer loans:
Automobile	9,377	3.26	12,927	4.30	16,009	5.66	17,779	6.72	18,321	7.21
Property improvement	19,251	6.69	17,459	5.81	15,829	5.59	15,536	5.87	15,434	6.08
Other	16,207	5.63	16,276	5.42	17,232	6.09	14,900	5.64	13,804	5.44

Total consumer loans	44,835	15.58	46,662	15.53	49,070	17.34	48,215	18.23	47,559	18.73

Total loans	287,749	100.00%	300,389	100.00%	282,952	100.00%	264,537	100.00%	253,878	100.00%

Less: Allowance for loan losses	2,132		1,936		1,910		1,965		1,960

Loans, net	$285,617		$298,453		$281,042		$262,572		$251,918

          Loan Maturity. The following table presents the contractual maturity of our loan portfolio at December 31, 2009. The table does not include the effect of prepayments or scheduled principal amortization.

	At December 31, 2009
	Residential Mortgage Loans	Commercial Real Estate Loans	Consumer Loans	Commercial Loans

	(In thousands)
Amounts due:
Within one year	$31	$2,422	$1,332	$12,382
After one year:
One to three years	929	607	8,519	1,859
Three to five years	2,482	2,148	11,006	2,599
Five to ten years	13,356	4,705	15,428	5,827
Ten to twenty years	63,139	34,337	4,533	2,853
After twenty years	79,427	8,902	4,017	4,909

Total due after one year	159,333	50,699	43,503	18,047

Total loans	$159,364	$53,121	$44,835	$30,429

          The following table presents, as of December 31, 2009, the dollar amount of all loans, due after December 31, 2010, and whether these loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2010

	Fixed	Adjustable	Total

	(In thousands)

Residential mortgage loans	$124,211	$35,122	$159,333
Commercial real estate loans	22,990	27,709	50,699
Consumer loans	22,796	20,707	43,503
Commercial loans	14,748	3,299	18,047

Total loans	$184,745	$86,837	$271,582

          The following table presents Rome Savings’ loan originations, purchases, sales, and principal payments for the periods indicated.

	For the Year Ended December 31,

	2009	2008	2007

Total loans:
Balance outstanding at beginning of period	$300,389	$282,952	$264,537

Originations:
Mortgage loans	38,563	53,687	39,297
Commercial and consumer loans	12,909	12,706	22,384

Total originations	51,472	66,393	61,681

Principal repayments:
Mortgage loans	40,300	33,136	26,675
Commercial and consumer loans	12,432	13,804	14,815

Total principal payments	52,732	46,940	41,490

Transfers to foreclosed real estate	192	505	52

Loan sales	11,018	1,163	1,491

Loans charged off	170	348	233

Balance outstanding at end of period	$287,749	$300,389	$282,952

          Residential Mortgage Lending. Rome Savings emphasizes the origination of mortgage loans secured by one to four-family properties that serve as the primary residence of the owner. Rome Savings does not originate subprime or interest only mortgage loans. As of December 31, 2009, loans on one-to four-family residential properties accounted for $159.4 million, or 55.38%, of Rome Savings’ total loan portfolio. Of residential mortgage loans outstanding on that date, 23.94% were adjustable-rate mortgage loans and 76.06% were fixed-rate loans. Rome Savings has expanded its residential lending activities primarily through the marketing and sale to the secondary market of longer term fixed-rate mortgage loans. Management of Rome Savings believes that the expansion of Rome Savings’ residential lending will enhance its reputation as a service-oriented institution that meets the needs of its local community.

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

          Rome Savings’ residential lending policies and procedures conform to secondary market guidelines. Currently, Rome Savings’ sells the majority of its newly originated qualifying fixed-rate longer-term loans into the secondary market, but continues to retain fixed rate loans with maturities of shorter terms. Rome Savings originates residential mortgage loans with a loan to value ratio up to 90%. Private mortgage insurance is not required on loans with an 80% or less loan to value ratio. All mortgages originated with a loan to value above 80% and up to 95% require private mortgage insurance with 17% to 30% coverage. Rome Savings at times may originate mortgages outside of secondary market guidelines, tailored to the needs of its customers. Commitments issued in these situations are reviewed with the Board of Directors on a monthly basis.

          Rome Savings also offers residential construction loans to customers in its primary lending market. Private mortgage insurance is not currently available on construction loans. Rome Savings will make construction loans up to a 90% loan to value ratio. The program allows for mortgagors to receive up to five advances during the construction phase. Rome Savings uses third-party Board-approved inspectors to determine the advance amount and obtains a clear title report prior to making each advance. The loan converts to permanent financing at the end of six months from the initial closing whether the house is completed or not. The interest rate on the permanent financing is locked in at the time of application for the construction/permanent mortgage. Construction loans up to an 80% loan to value ratio carry a pricing premium of 0.50% to the interest rate. Construction loans with a loan to value ratio of over 80% and up to 90% carry an additional pricing premium to the interest rate of 0.25% to 0.50%. All construction loans carry a fee of 0.50% of the loan amount payable at closing in addition to standard fees and closing costs.

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

          During the year ended December 31, 2009, Rome Savings originated no adjustable-rate residential mortgage loans and $28.7 million in fixed-rate one- to four- family residential loans. Approximately 31.91% of all residential loan originations during fiscal 2009 were refinancings of loans already in Rome Savings’ portfolio. At December 31, 2009, Rome Savings’ loan portfolio included $38.1 million in adjustable-rate one to four-family residential mortgage loans, or 13.24% of its total loan portfolio, and $121.3 million in fixed-rate one to four-family residential mortgage loans, or 42.15% of its total loan portfolio.

          Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate. In underwriting commercial real estate loans, consideration is given to the propertys’ historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2009, our commercial real estate loan portfolio consisted of 154 loans, totaling $53.1 million, or 18.46%, of total loans. Most of the commercial real estate portfolio consists of loans which are collateralized by properties in our normal lending area. To a lesser extent, commercial real estate loans are secured by out of market properties. A portion of Rome Savings’ commercial mortgages are participation loans. Our commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of industry or borrower. We lend up to a maximum loan-to-value ratio of 75% on commercial properties and require a minimum debt coverage ratio of 1.25. Commercial real estate lending involves additional risks compared with one-to-four-family residential lending. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, or on the successful operation of the owner’s business for owner occupied properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Rome Savings’ loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk.

          Rome Savings commercial real estate loan portfolio includes $563,000 of construction loans. From time to time Rome Savings approves commercial construction mortgages. Recognizing the risks inherent to this type of lending, it is Rome Savings’ practice to minimize lending risk by carefully studying project feasibility, developing a detailed knowledge of the borrower/guarantor’s entire business operation, assessing both primary and secondary sources of repayment, and by structuring the credit in a manner appropriate to the project.

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

          Commercial Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business term loans, lines of credit and other commercial loans. At December 31, 2009, our commercial loan portfolio consisted of 439 loans, totaling $30.4 million, or 10.58% of total loans. A portion of Rome Savings’ commercial loans are participation loans. Term loans are typically limited to a term of five years. Substantially all lines of credit have variable interest rates tied to the prime rate. Typically, Rome Savings collateralizes these loans with a lien on business assets and equipment, occasionally commercial real estate, plus the personal guarantees from principals of the borrower. Interest rates on commercial loans generally have higher yields than residential mortgages.

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

          Consumer Loans. Rome Savings offers a variety of consumer loans. At December 31, 2009, the consumer loan portfolio totaled $44.8 million or 15.58% of total loans. Consumer loans generally are offered for terms of up to 10 years, depending on the collateral, at fixed interest rates. Rome Savings’ consumer loan portfolio consists primarily of property improvement loans (i.e., home equity loans and home equity lines of credit) and used automobile loans. To a lesser extent, the consumer loan portfolio also includes:

•	new automobile loans;

•	recreational vehicles, boats, and conversion vans;

•	motorcycles, ATVs, snowmobiles, and equipment loans;

•	secured passbook loans;

•	unsecured loans;

•	education loans; and

•	mobile or manufactured home loans.

          Rome Savings expects consumer lending to be a continuing source of loan volume, with installment loans continuing to account for the major portion of our consumer lending volume. Property improvement loans, currently comprises the largest portion of the consumer loan portfolio at 42.94%. Rome Savings makes loans secured by deposit accounts up to 90% of the amount of the depositor’s savings account balance. Rome Savings also makes other consumer loans, which may or may not be secured. The terms of such loans vary depending on the collateral.

          Rome Savings provides home equity lines of credit for any purpose, using the applicant’s principal residence. The normal loan to value for these lines is 90%. This product has a ten-year interest-only draw period. During this period, principal reductions are at the applicant’s discretion. At the end of the ten-year period, any outstanding principal balance due is termed out over 15 years with payments to principal plus interest monthly. These lines have a variable interest at prime rate. Access to these lines is by customer checks. All closing costs are waived providing that the line remains open for at least three years. In addition, Rome Savings offers fixed rate amortizing installment home equity loans with terms of up to fifteen years.

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

•

Commercial Loans and Commercial Mortgage Loans: The maximum commercial loan or commercial mortgage amount is dictated by Rome Savings’ portfolio management guidelines. The total of all credit extended to one borrower may not exceed $7.0 million. The maximum amount of any single loan, or combination of loans secured by the same collateral, is $3.0 million. Rome Savings may not exceed the legal limits of lending to one borrower, currently 15% of unimpaired capital, not including accumulated other comprehensive income. See “Regulations and Supervision – Regulation of Federal Savings Associations – Loans to One Borrower.” Per Rome Savings’ internal policies, loans to one borrower include group credit. A group credit is broadly defined as any credit, either direct, indirect, or contingent, including unused lines of credit and other commitments by Rome Savings to lend, extended either jointly or severally to individuals, joint ventures, partnerships, corporations, subsidiaries or affiliates, which are commonly controlled or where the credit reliance is similar. The minimum amount for a commercial loan is not specific in policy but loans under $5,000 are unusual. The minimum amount for a commercial mortgage is not specified in policy but mortgages under $25,000 are unusual.

One designated vice president of Rome Savings Bank has the authority to approve commercial loans which are secured by liquid collateral up to $425,000 and may approve other commercial loans up to $300,000. Rome Savings’ President and Chief Executive Office may approve commercial loans which are secured by liquid collateral up to $650,000, and all other commercial loans up to $400,000. Jointly these two officers may approve commercial loans which are secured by liquid collateral up to $800,000 and may approve all other commercial loans up to $500,000. Any commercial loan request in excess of the approval authority outlined above must be presented to the bank’s Lending Committee, Executive Committee, or Board of Directors for approval.

One designated vice president of Rome Savings Bank has the authority to approve commercial mortgages up to $325,000. Rome Savings’ President and Chief Executive Officer has authority to approve commercial mortgages up to $500,000. Jointly these two officers may approve a commercial mortgage up to $700,000. Any commercial mortgage request in excess of the approval authorities outlined above must be presented to Rome Savings’ Lending Committee, Executive Committee, or Board of Directors for approval.

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

Asset Quality

          One of Rome Savings’ key operating objectives has been and continues to be maintaining a high level of asset quality. Through a variety of strategies, including but not limited to borrower workout arrangements and aggressive marketing of foreclosed properties, Rome Savings has been proactive in addressing problem and non-performing assets. These strategies, as well as Rome Savings’ high proportion of one-to-four family mortgage loans, the maintenance of sound credit standards for new loan originations, and loan administration procedures, have resulted in low delinquency ratios and, in comparison to peer institutions, a relatively low level of non-performing assets. These factors have helped strengthen Rome Savings’ financial condition.

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

          Rome Savings sends the “right to cure” foreclosure notice when a loan is approximately 75 days delinquent. This contains a “right to cure” clause that gives the customer the terms that must be met within 30 days of the date the letter is sent in order to avoid foreclosure action. After this letter expires, a recommendation for foreclosure is presented to the Board of Directors for approval. Upon approval the loan is forwarded to outside legal counsel to commence the foreclosure action. If a foreclosure action is commenced and the loan is brought current, paid in full, or refinanced before the foreclosure sale, is held, the foreclosure action would be terminated. If Rome Savings becomes the owner of the real property at the foreclosure sale, it is held as other real estate owned. The property is valued at fair market value less estimated selling costs. Other real estate property is actively marketed and sold by the Bank as soon as practicle. The collection procedures for Federal Housing Association (“FHA”) and Veterans’ Administration (“VA”) one-to four-family mortgage loans follow the collection guidelines outlined by those agencies.

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

          Non-Performing Assets. Non-performing assets totaled $1.9 million and $1.6 million at December 31, 2009 and December 31, 2008, respectively.

          The following table presents information regarding non-accrual mortgage and consumer and other loans, accruing loans delinquent 90 days or more, and foreclosed real estate as of the dates indicated.

	At December 31,

	2009	2008	2007	2006	2005

		(Dollars in thousands)
Nonaccruing loans:
Mortgage loans	$1,165	$1,094	$653	$575	$539
Commercial loans	528	105	271	423	216
Consumer loans	179	74	44	98	117

Total	1,872	1,273	968	1,096	872
Accruing loans delinquent 90 days or more	43	—	35	8	75

Total non-performing loans	1,915	1,273	1,003	1,104	947
Foreclosed real estate, net	—	331	97	45	—

Total non-performing assets	$1,915	$1,604	$1,100	$1,149	$947

Non-performing loans to total loans	0.67%	0.42%	0.35%	0.42%	0.37%
Non-performing assets to total assets	0.58%	0.47%	0.35%	0.38%	0.31%

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

          We define the population for evaluation of impaired loans to be all non-accrual commercial real estate and commercial loans greater than $250,000. Impaired loans are individually assessed to determine whether a loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio. The Company’s recorded investment in loans that are considered impaired totaled $698,000 and $710,000 at December 31, 2009 and 2008, respectively. If all non-accrual loans had been current in accordance with their terms during the year ended December 31, 2009, 2008 and 2007, interest income on such loans would have amounted to $65,300, $85,800 and $78,000, respectively. At December 31, 2009, Rome Savings had no loans which were considered to be a “troubled debt restructuring”.

          Allowance for Loan Losses. The following table sets forth activity in Rome Savings’ allowance for loan losses and other ratios at or for the dates indicated.

		At December 31,

	2009	2008	2007	2006	2005

		(Dollars in thousands)
Balance at beginning of year	$1,936	$1,910	$1,965	$1,960	$2,000
Provision for loan losses	300	300	50	147	115
Charge-offs:
Mortgage loans	15	15	—	19	18
Commercial loans	26	215	78	50	174
Consumer loans	129	118	155	303	495

Total	170	348	233	372	687
Recoveries
Mortgage loans	4	2	1	10	4
Commercial loans	1	1	21	79	419
Consumer loans	61	71	106	141	109

Total	66	74	128	230	532

Net charge-offs	104	274	105	142	155

Balance at end of year	$2,132	$1,936	$1,910	$1,965	$1,960

Ratio of net charge-offs to average loans outstanding during the period	0.04%	0.09%	0.04%	0.06%	0.06%
Allowance for loan losses as a percent of loans	0.74%	0.64%	0.68%	0.74%	0.77%
Allowance for loan losses as a percent of non-performing loans	111.40%	152.08%	190.40%	177.99%	207.00%

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

          For the year ended December 31, 2009, we increased our allowance for loan losses through a $300,000 provision for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses accurately reflects the level of risk in the loan portfolio. In addition to the non-performing loans, management has identified, through normal internal credit review procedures, $8.76 million in “potential problem loans” at December 31, 2009. Payments are current on $8.70 million or 99.28% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. Rome Savings will continue to be aggressive in identifying, monitoring and resolving potential problem loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2009 and December 31, 2008 - Provision for Loan Losses” incorporated into this document by reference to the Annual Report attached hereto as Exhibit 13.1.

          The following table presents our allocation of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the periods indicated.

	At December 31,

	2009		2008		2007		2006		2005

	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans	Amount	Loans in Each Category to Total Loans

	(Dollars in thousands)
Mortgage loans:
One to four-family	$160	54.06%	$132	56.65%	$141	52.91%	$117	51.06%	$129	49.79%
Commercial real estate	514	18.26	746	16.39	618	17.60	721	20.60	664	20.78
Construction & land	0	1.52	0	1.95	0	1.86	0	0.97	0	1.31

Total mortgage loans	674	73.84	878	74.99	759	72.37	838	72.63	793	71.88

Commercial loans	940	10.58	575	9.48	689	10.29	667	9.14	712	9.39

Consumer loans	518	15.58	483	15.53	462	17.34	460	18.23	455	18.73

Total allowance for loan losses	$2,132	100.00%	$1,936	100.00%	$1,910	100.00%	$1,965	100.00%	$1,960	100.00%

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

	At December 31,

	2009		2008		2007

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Held to Maturity:
Mortgage-backed securities
GNMA	$1	$1	$7	$7	$14	$15
FHLMC	—	—	—	—	1	1
U.S. Government securities	1,316	1,387	1,322	1,436	1,001	1,048
Other bonds	114	114	118	118	131	131

Total held to maturity	1,431	1,502	1,447	1,561	1,147	1,195

Available for sale:
Corporate bonds	6,597	6,643	—	—	—	—
State and Municipal obligations	2,294	2,413	2,620	2,663	1,255	1,284

Mortgage-backed securities
FHLMC	—	—	24	24	259	261
FNMA	—	—	4	4	45	45

Total available for sale debt securities	8,891	9,056	2,648	2,691	1,559	1,590

Equity securities	872	968	872	872	1,137	1,084

Total available for sale	9,763	10,024	3,520	3,563	2,696	2,674

FHLB stock	3,222	3,222	3,578	3,578	2,344	2,344

Total investment securities	$14,416	$14,748	$8,545	$8,702	$6,187	$6,213

          Carrying Values, Yields and Maturities. The following table sets forth the scheduled maturities, book value, market value and weighted average yields for Rome Savings’ debt securities at December 31, 2009.

	One Year or Less		More Than One Year less than Five Years		More Than Five Years less than Ten Years		More Than Ten Years		Total

	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield

	(Dollars in thousands)
Available for sale securities:

State and municipal obligations (1)	$—	—	$1,050	5.25%	$1,363	6.04%	$—	—	$2,413	5.70%
Corporate bonds	1,200	4.09%	5,443	4.20%	—	—	—	—	6,643	4.18%

Held to maturity securities:
U.S. Government securities	—	—	1,316	4.03%	—	—	—	—	1,316	4.03%
Mortgage-backed securities	1	12.51%	—	—	—	—	—	—	1	12.51%
Other	—	—	—	—	—	—	114	5.60%	114	5.60%

Total debt securities	$1,201	4.10%	$7,809	4.31%	$1,363	6.04%	$114	5.60%	$10,487	4.53%

(1)	Yields are presented on a tax-equivalent basis.

Deposit Activity and Other Sources of Funds

          General. Deposits, borrowings, scheduled amortization and prepayments of loan principal, maturities and calls of investments securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” incorporated into this document by reference to the Annual Report attached as Exhibit 13.1.

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

          When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings and the rates charged on other sources of funds. Core deposits (defined as savings deposits, money market accounts and demand accounts) represented 66.8% and 65.0% of total deposits on December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, time deposits with remaining terms to maturity of less than one year amounted to $50.4 million and $54.4 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Analysis of Net Interest Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2009, 2008 and 2007.

          At December 31, 2009, we had $16.5 million in time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount

(In thousands)
Three months or less	$2,570
Over three months through six months	4,498
Over six months through 12 months	6,054
Over 12 months	3,363

Total	$16,485

          Borrowings. At December 31, 2009, we had outstanding borrowings of $47.9 million which were used to fund loan growth, purchase treasury stock and finance other investments. In the future, we expect to continue to utilize borrowings as a funding source and may borrow funds pursuant to repurchase agreements, whereby we sell an asset with an agreement to repurchase it at some future date. We are a member of the Federal Home Loan Bank of New York and have available a line of credit of $44.1 million, of which $43.0 million remained available at December 31, 2009.

Subsidiary Activities

          Rome Savings has four subsidiaries: 100 On the Mall Corporation, Clocktower Insurance Agency Incorporated, RSB Properties, Inc. and RSB Capital Inc. 100 On the Mall acts as a manager, and developer of real estate. Its only activity is ownership of Rome Savings’ main office building and premises. Clocktower Insurance owns real estate for future expansion, which until January of 2010 had been leased to a Dunkin Donuts franchise adjacent to one of our branch offices. This property was sold to a third party in January 2010. RSB Properties, Inc. is a real estate investment trust. RSB Capital, Inc. is currently inactive.

Employees

          At December 31, 2009, Rome Savings had 96 full-time employees and 5 part-time employees. Rome Savings’ employees are not represented by a collective bargaining agreement, and Rome Savings considers its relationship with its employees to be good.

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

The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies or any other policies, including policies with respect to Rome Savings’ capital levels, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, the SEC or the United States Congress, could have a material adverse impact on Rome Bancorp, Rome Savings, and their operations and stockholders.

The description of statutory provisions and regulations applicable to federally chartered savings associations and their holding companies and of tax matters set forth in this document does not purport to be a complete description of all such statutes and regulations and their effects on Rome Bancorp and Rome Savings.

Proposed Government Actions

On December 11, 2009, the House of Representatives passed H.R. 4173, the Wall Street Reform and Consumer Protection Act of 2009, or the Reform Bill. The Reform Bill is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Bill, among other things, would create three new governmental agencies: the Financial Services Oversight Council, the Federal Insurance Office and the Consumer Financial Protection Agency (the “CFPA”). The CFPA will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations. In addition, the Reform Bill would establish a Division of Thrift Supervision, or the Division, within the Office of the Comptroller of the Currency and abolish the OTS and transfer its functions and personnel to the Division. The Reform Bill preserves the thrift charter for thrifts, such as Rome Savings. Most significantly for us, the Reform Bill contains provisions which would result in thrift holding companies, such as Rome Bancorp, becoming bank holding companies subject to consolidated capital requirements, Bank Holding Company Act limitations and supervision by the Board of Governors of the Federal Reserve System (the “FRB”). Similar legislation is being currently considered by the Senate’s Banking Committee. The Senate’s proposed legislation contemplates elimination of the federal thrift charter with federal thrifts being regulated by a proposed new federal banking agency. The timing and ultimate implications of any final legislation cannot be determined at this time.

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

On October 30, 2009, the Agencies adopted a policy statement supporting CRE loan workouts, or the CRE Policy Statement. The CRE Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The CRE Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers’ financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The CRE Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

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

Rome Savings may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. Rome Savings met the QTL test at December 31, 2009, and in each of the prior 12 months, and therefore is a “qualified thrift lender.” If Rome Savings fails the QTL test, and is unable to correct that failure for a period of time, it must either operate under certain restrictions on its activities or convert to a bank charter.

Capital Requirements. OTS regulations require savings associations to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations;

(2)

a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and

(3)

a total risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets, provided that the amount of supplementary capital used to satisfy this requirement shall not exceed the amount of core capital.

The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies and certain other assets to 100% for consumer, commercial, home equity and construction loans and certain other assets, as assigned by the OTS capital regulations based on the risks found by the OTS to be inherent in the type of asset.

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

At December 31, 2009, Rome Savings met and exceeded each of its capital requirements. The table below presents Rome Savings’ regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2009:

	Bank	Capital Requirements	Excess Capital

	(In thousands)

Tangible capital	$54,046	$9,963	$44,083

Core capital	$54,046	$9,963	$44,083

Risk-based capital	$55,866	$19,394	$36,472

Interest Rate Risk

The Federal Deposit Insurance Corporation Improvement Act requires that the OTS and other federal bank regulatory agencies (the “Agencies”) revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account IRR concentration of risk and the risks of non-traditional activities. The OTS regulations do not include a specific IRR component of the risk-based capital requirement. However, the OTS monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value, or NPV. NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth. In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area.

In January 2010, the Agencies released an Advisory on Interest Rate Risk Management (the “IRR Advisory”) to remind institutions of the supervisory expectations regarding sound practices for managing IRR. While some degree of IRR is inherent in the business of banking, the Agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution’s risk management infrastructure. The Agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations, and the IRR Advisory reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.

The IRR Advisory encourages institutions to use a variety of techniques to measure IRR exposure, including simple maturity gap analysis, income measurement and valuation measurement for assessing the impact of changes in market rates, as well as simulation modeling to measure IRR exposure. Institutions are encouraged to use the full complement of analytical capabilities of their IRR simulation models. The IRR Advisory also reminds institutions that stress testing, which includes both scenario and sensitivity analysis, is an integral component of IRR management. The IRR Advisory indicates that institutions should regularly assess IRR exposures beyond typical industry conventions, including changes in rates of greater magnitude (e.g., up and down 300 and 400 basis points, as compared to up and down 200 basis points, which has been the general practice) across different tenors to reflect changing slopes and twists of the yield curve. The Company utilizes a simulation model to track liquidity, portfolio value and interest rate sensitivity of its financial instruments over a range of possible interest rate scenario. These results are reviewed at least quarterly by the company’s Asset Liability Committee, which includes certain members of the Company’s Board of Directors and Senior Management.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, Rome Savings has a continuing and affirmative obligation, consistent with its safe and sound operation, to ascertain and help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for Rome Savings nor does it limit Rome Savings’ discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Rather, the CRA requires the OTS, in connection with its examination of a federally chartered savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association.

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

The CRA also requires all institutions to make public disclosure of their CRA ratings. Rome Savings received a “Satisfactory” CRA rating in its most recent examination. Regulations require that Rome Savings publicly disclose certain agreements that are in fulfillment of CRA. There are no such agreements at this time.

Transactions with Affiliates. Rome Savings’ authority to engage in transactions with its “affiliates” is limited by the Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and Regulation W issued by the FRB, as made applicable to federal savings associations by the HOLA and the OTS regulations. In general, these transactions must be on terms which are as favorable to Rome Savings as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transaction” are subject to quantitative limits based on a percentage of Rome Savings’ capital, thereby restricting the total dollar amount of transactions Rome Savings may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from Rome Savings. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders. Rome Savings’ authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O issued by the FRB, as made applicable to federal savings associations by the HOLA and the OTS regulations. Among other things, these provisions require that extensions of credit to insiders:

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

Enforcement. The OTS has primary enforcement responsibility over federally chartered savings associations, including Rome Savings. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

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

At December 31, 2009, Rome Savings met the criteria for being considered “well-capitalized.” When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

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

As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF of the FDIC. This has resulted in a decline in the DIF reserve ratio. Because the DIF reserve ratio declined below 1.15% the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within five years. In order to restore the reserve ratio to 1.15%, the FDIC increased risk-based assessment rates uniformly by 7 basis points (annualized) during the first quarter of 2009. Thereafter, the FDIC further increased the initial base assessment rates, beginning with the second quarter of 2009, depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. In May of 2009 the FDIC imposed a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The special assessment was $142,000 for Rome Savings and was collected on September 30, 2009.

On September 29, 2009, the FDIC adopted an amendment to the restoration plan that increases the deposit insurance assessment rate schedule uniformly across all four risk categories by three basis points (annualized) of insured deposits beginning January 1, 2011. In addition, on November 17, 2009 the FDIC adopted a final rule which required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessment for these periods was collected on December 30, 2009 and Rome Savings’ prepaid assessment was $752,000 which was recorded as a prepaid expense.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2009, the Federal Deposit Insurance Corporation assessed Deposit Insurance Fund-insured deposits 1.06 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the Deposit Insurance Fund. This obligation will continue until the Financing Corporation bonds mature in 2017 through 2019.

Federal Home Loan Bank System. Rome Savings is a member of the FHLB of New York, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. Rome Savings, as a member of the FHLB of New York, is required to acquire and hold shares of capital stock in the FHLB of New York. While the required percentages of stock ownership are subject to change by the FHLB, Rome Savings was in compliance with this requirement with an investment in FHLB of New York stock at December 31, 2009 of $3.2 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Federal Reserve System. Under regulations of the FRB, Rome Savings is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations exempt $10.7 million of otherwise reservable balances (subject to adjustment by the FRB) from the reserve requirements. A 3% reserve is required for net transaction account balances between $10.7 million and $55.2 million (subject to adjustment by the FRB) plus a reserve requirement 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $55.2 million. Rome Savings is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

In general, a SLHC, with the prior approval of the OTS, may engage in all activities that bank holding companies may engage in under any regulation that the FRB has promulgated under Section 4(c) of the BHC Act. Current regulations limit such authority to those activities that the FRB has, by regulation, determined to be permissible under Section 4(c)(8) of the BHC Act, as noted below. Prior approval from the OTS is not required, however, if: (1) the SLHC received a rating of satisfactory or above prior to January 1, 2008, or a composite rating of “1” or “2” thereafter, in its most recent examination, and its not in troubled condition, and the holding company does not propose to commence the activity by an acquisition of a going concern, or (2) the activity is otherwise permissible under another provision of HOLA, for which prior notice to or approval from the OTS is not required.

In addition, a SLHC is precluded from acquiring more than 5% of a non-subsidiary thrift unless the SLHC receives prior approval from the OTS. No savings and loan holding company may, directly or indirectly, or through one or more subsidiaries or through one or more transactions, acquire control of an uninsured institution or retain, for more than one year after the date any savings association subsidiary becomes uninsured, control of such association.

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

•

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

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s

•	securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

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

•

it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by the rules of the Nasdaq Stock Market and the Exchange Act regulations;

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

          Due to our large capital position, our return on equity may be low compared to other companies. Net earnings divided by average equity, known as “return on equity,” is a ratio many investors use to compare the performance of a financial institution to its peers. Rome Savings has equity capital in excess of regulatory requirements, which while positive, lowers our return on equity. Our return on average equity amounted to 5.27%

and 4.47% in 2009 and 2008, respectively.

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

During 2008 and 2009, there was unprecedented government intervention in response to the financial crises affecting the banking system and financial markets, including:

•	The enactment of the EESA in October 2008, which gave the Treasury the authority to, among other things, purchase up to $700 billion of troubled assets from financial institutions;

•

The announcements shortly thereafter by the Treasury, the FDIC and the FRB, respectively, of (i) the Capital Purchase Program (“CPP”), a $250 billion voluntary capital purchase program under which qualifying financial institutions were given the ability to sell preferred shares to the Treasury, (ii) the Temporary Liquidity Guarantee Program (“TLGP”) and (iii) further details of the Commercial Paper Funding Facility (“CPFF”), which provides a broad backstop for the commercial paper market;

•

The announcement by the Treasury in February 2009 of the Capital Assistance Program (“CAP”), under which qualifying financial institutions were provided access to contingent common equity provided by the U.S. government as a bridge to private capital in the future;

•

The announcement by the federal banking regulators of the Supervisory Capital Assessment Program, under which the federal banking regulators measured how much of an additional capital buffer, if any, each of the 19 largest U.S. bank holding companies would need to establish to ensure that it would have sufficient capital to comfortably exceed minimum regulatory requirements at December 31, 2010, as a result of which many of the nineteen institutions underwent capital raising or restructuring transactions; and

•

The announcement by the Treasury in March 2009, in conjunction with the FDIC and the FRB, of the Public-Private Investment Program (“PPIP”), which consists of two discrete components: (1) the Legacy Loan Program, which was designed to facilitate the sale of commercial and residential whole loans and “other assets” currently held by U.S. banks, and (2) the Legacy Securities Program, which was designed to facilitate the sale of legacy residential mortgage backed securities and commercial mortgage backed securities initially rated AAA and currently held by Financial Institutions (as defined under the EESA).

We did not participate in the TLGP, the CPP, the CPFF or the CAP, and we do not expect to participate in either PPIP program.

          Although it appears that there has been some stabilization of the U.S. financial markets as a result of the foregoing programs and other actions taken by the U.S. government, there can be no assurance as to the actual impact that such programs or any other governmental program will have on the financial markets and the economy in the future. The financial market and economic conditions that existed during 2008 and 2009 have had, and to the extent that such conditions continue or worsen, will continue to have, an adverse affect on our financial condition and results of operations for the year ended December 31, 2009, and could also materially and adversely affect our business, access to credit or the trading price of our common stock. In addition, we expect to face increased regulation and supervision of our industry as a result of the financial crisis in the banking and financial markets.

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

          We conduct our business through our executive office, operations center, which includes both the Mortgage Center and the Accounting Center listed below, and four banking offices. In addition, we have purchased land in Oneida, New York for potential expansion into that market. At December 31, 2009, the net book value of the computer equipment and other furniture, fixtures and equipment of Rome Savings and Rome Bancorp at their offices totaled $820,000. For more information, see Note 5 of Notes to Consolidated Financial Statements, in the Annual Report attached as Exhibit 13.1.

Location	Leased or Owned	Original Date Acquired	Net Book Value December 31, 2009

			(In thousands)
Executive Office:
100 West Dominick St.
Rome, NY	Owned	1956	$1,125

Branch Offices:
1629 Black River Boulevard
Rome, NY	Owned	1963	215

1300 Erie Boulevard
Rome, NY	Owned	1997	957

82 Seneca Turnpike
New Hartford, NY	Owned	1983	117

Rt. 26 and Elmer Hill Rd
Lee, NY	Owned	2006	1,624

Mortgage Center:
137 West Dominick Street
Rome, NY	Owned	2002	413

Accounting Center:
139 West Dominick Street
Rome, NY	Owned	1995	316

Undeveloped Land:
Oneida, NY	Owned	2006	454

ITEM 3.	LEGAL PROCEEDINGS

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

          Management’s annual report on internal control over financial reporting appears in the Company’s Annual Report to Shareholders for the year ended December 31, 2009, which is included as Exhibit 13.1 of this report, and is incorporated herein by reference.

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

          The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [1]

	(a)	(b)	(c)

Equity compensation plans approved by security holders	354,000	$12.84	490,061

Equity compensation plans not approved by security holders	—	—	—

Total	354,000	$12.84	490,061

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

(a) The following financial statements included in the Annual Report attached hereto as Exhibit 13.1 are incorporated herein by reference:

Report of Independent Registered Accounting Firm on Financial Statements

Consolidated Balance Sheets - At December 31, 2009 and 2008;

Consolidated Statements of Income - Years Ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Stockholders’ Equity and Comprehensive Income - Years Ended December 31, 2009, 2008 and 2007;

Consolidated Statements of Cash Flows - Years Ended December 31, 2009, 2008 and 2007; and

Notes to Consolidated Financial Statements - Years Ended December 31, 2009, 2008 and 2007

(b) The following exhibits are either filed as part of this report or are incorporated herein by reference:

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)

3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)

3.2	Bylaws of New Rome Bancorp, Inc. (1)

4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)

10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)

10.5	Amended and restated form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (8)

10.6	Amended and restated form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (8)

10.7	Amended and Restated form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (8)

10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)

10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)

10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)

10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)

10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)

10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)

10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)

10.15	Rome Bancorp, inc. 2006 Recognition and Retention Plan. (7)

13.1	Annual Report to Shareholders for the Year Ended December 31, 2009.

14.1	Code of Conduct and Ethics. (7)

21.1	Subsidiaries of the Company. (1)

23.1	Consent of Crowe Horwath LLP.

31.1	Rule 13a-14a/15d-14a Certifications.

32.1	Section 1350 Certifications.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc.’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-8 filed with the commission on May 19, 2006, as amended.

(8)	Incorporated by reference to Rome Bancorp Inc.’s Form 8-K filed with the commission on December 3, 2007.

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

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2010

Charles M. Sprock

/s/David C. Nolan	Executive Vice-President and Chief Financial Officer (Principal Financial Officer)	March 10, 2010

David C. Nolan

/s/Mary Faith Messenger	Vice President and Controller (Principal Accounting Officer)	March 10, 2010

/s/Bruce R. Engelbert	Director	March 10, 2010

Bruce R. Engelbert

/s/David C. Grow	Director	March 10, 2010

David C. Grow

/s/Kirk B. Hinman	Director	March 10, 2010

Kirk B. Hinman

/s/Michael J. Valentine	Director	March 10, 2010

Michael J. Valentine

/s/Dale A. Laval	Director
March 10, 2010
Dale A. Laval

/s/John A. Reinhardt	Director	March 10, 2010

John A. Reinhardt