Form 10-Q
period 2010-03-31
ROME BANCORP INC
filed 2010-05-10
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

          Indicate the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at May 5, 2010

Common Stock, par value $0.01	6,782,619

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(in thousands, except share data)
(Unaudited)

	March 31, 2010	December 31, 2009

Assets

Cash and due from banks	$6,616	$6,547
Federal funds sold and other short-term investments	897	1,027

Total cash and cash equivalents	7,513	7,574
Securities available for sale, at fair value	10,378	10,024
Securities held to maturity (fair value of $1,496 and $1,502 at March 31, 2010 and December 31, 2009, respectively)	1,428	1,431
Federal Home Loan Bank Stock	2,958	3,222
Loans	286,636	287,749
Less: Allowance for loan loss	(2,181)	(2,132)

Net loans	284,455	285,617
Premises and equipment, net	6,015	6,041
Accrued interest receivable	1,097	1,117
Bank-owned life insurance	9,515	9,415
Other assets	4,334	5,481

Total assets	$327,693	$329,922

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$31,957	$31,790
Savings	84,638	82,031
Money market	17,603	15,726
Time	72,055	71,903
Other interest bearing	14,658	15,189

Total deposits	220,911	216,639
Borrowings	40,687	47,869
Other liabilities	5,018	5,049

Total liabilities	266,616	269,557

Shareholders’ equity
Common Stock, $.01 par value; authorized: 30,000,000 shares; issued: 9,895,757; outstanding 6,785,819 and 6,800,119 shares at March 31, 2010 and December 31, 2009, respectively	99	99
Additional paid-in capital	62,894	62,794
Retained earnings	38,147	37,588
Accumulated other comprehensive loss	(1,448)	(1,574)
Treasury stock 3,109,938 shares at March 31, 2010 and 3,095,638 shares at December 31, 2009	(36,848)	(36,720)
Unallocated shares of employee stock ownership plan (ESOP): 266,784 and 278,275 shares at March 31, 2010 and December 31, 2009	(1,767)	(1,822)

Total shareholders’ equity	61,077	60,365

Total liabilities and shareholders’ equity	$327,693	$329,922

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three Months Ended March 31, 2010 and 2009
(in thousands, except share data)
(unaudited)

	For the three months ended March 31,

	2010	2009

Interest income:
Loans	$4,092	$4,282
Securities	169	78
Other short-term investments	—	2

Total interest income	4,261	4,362

Interest expense:
Deposits	480	678
Borrowings	314	434

Total interest expense	794	1,112

Net interest income	3,467	3,250

Provision for loan losses	50	—

Net interest income after provision for loan losses	3,417	3,250

Non-interest income:
Net gain on sale of real estate	418	—
Other	562	532

Total non-interest income	980	532

Non-interest expense:
Salaries and employee benefits	1,510	1,545
Building, occupancy and equipment	506	493
Other	631	705

Total non-interest expense	2,647	2,743

Income before income tax expense	1,750	1,039
Income tax expense	604	332

Net income	$1,146	$707

Basic earnings per share	$0.18	$0.11

Diluted earnings per share	$0.18	$0.11

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Three Months Ended March 31, 2010 and 2009
(in thousands, except share and per share data)(unaudited)

	Common stock	Additional Paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive Income (loss)	Unallocated ESOP shares	Total

Balances at January 1, 2009	$99	$62,440	$36,721	$(34,662)	$(2,212)	$(2,042)	$60,344
Comprehensive income:
Net Income	—	—	707	—	—	—	707
Other comprehensive income	—	—		—	48	—	48

Total comprehensive income							755

Purchase of 174,838 treasury shares	—	—	—	(1,349)	—	—	(1,349)
Stock-based compensation	—	57	—	—	—	—	57
Dividends paid ($0.085 per share)	—	—	(572)	—	—	—	(572)
ESOP shares released for allocation (11,491 shares)	—	36	—	—	—	55	91

Balances at March 31, 2009	$99	$62,533	$36,856	$(36,011)	$(2,164)	$(1,987)	$59,326

Balances at January 1, 2010	$99	$62,794	$37,588	$(36,720)	$(1,574)	$(1,822)	$60,365
Comprehensive income:
Net Income	—	—	1,146	—	—	—	1,146
Other comprehensive income	—	—	—	—	126	—	126

Total comprehensive income							1,272

Purchase of 14,300 treasury shares	—	—	—	(128)	—	—	(128)
Amortization and tax effect of Stock-based compensation	—	57	—	—	—	—	57
Dividends paid ($0.09 per share)	—	—	(587)	—	—	—	(587)
ESOP shares released for allocation (11,491 shares)	—	43	—	—	—	55	98

Balances at March 31, 2010	$99	$62,894	$38,147	$(36,848)	$(1,448)	$(1,767)	$61,077

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(unaudited) (in thousands)

	2010	2009

Cash flows from operating activities:
Net income	$1,146	$707
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	124	130
Decrease in accrued interest receivable	20	120
Provision for loan losses	50	—
Net amortization on securities	21	2
Proceeds from sales of loans	2,323	840
Net gain on loans sold	(33)	(9)
Originations of loans held for sale	(2,290)	(831)
Gain on sale of real estate	(418)	—
Decrease in other liabilities	(31)	(34)
Increase in cash surrender value of life insurance	(100)	(105)
Decrease in other assets	882	157
Allocation of ESOP shares	98	91
Amortization of unearned compensation	57	57

Net cash provided by operating activities	1,849	1,125

Cash flows from investing activities:
Net decrease in loans	1,600	6,867
Proceeds from maturities and principal reductions of securities available for sale	1,050	28
Purchases of securities available for sale	(1,292)	—
Redemption of Federal Home Loan Bank stock	264	516
Proceeds from maturities and principal reductions of securities held to maturity	1	3
Proceeds from sale of real estate owned	190	—
Additions to premises and equipment	(98)	(41)

Net cash provided by investing activities	1,715	7,373

Cash flows from financing activities:
Increase in time deposits	152	535
Increase in other deposits	4,120	6,246
Repayments of borrowings	(13,207)	(23,900)
Additional borrowings	6,025	11,000
Purchase of treasury stock	(128)	(1,349)
Dividends paid	(587)	(572)

Net cash used in financing activities	(3,625)	(8,040)

Net (decrease) increase in cash and cash equivalents	(61)	458
Cash and cash equivalents at beginning of period	7,574	9,579

Cash and cash equivalents at end of period	$7,513	$10,037

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(unaudited) (in thousands)

	2010	2009

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfers from loans to other real estate	$65	$192
Cash paid during the period for:
Interest	825	1,081
Income taxes	313	7

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) and The Rome Savings Bank (the “Bank”), a wholly-owned subsidiary of the Company, as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year. Management has evaluated all significant events and transactions that occurred through financial statement issuance date for potential recognition or disclosure in these condensed consolidated financial statements.

The data in the condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s 2009 Annual Report on Form 10-K. That data, along with the interim financial information presented in the condensed consolidated balance sheets, statements of income, statements of shareholders’ equity and comprehensive income and statements of cash flows should be read in conjunction with the 2009 consolidated financial statements, including the notes thereto, included in the Company’s Annual Report on Form 10-K.

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

The following summarizes the computation of earnings per share for the three month periods ended March 31, 2010 and 2009.

(in thousands, except per share data)

	Three months ended March 31,

	2010	2009

Basic earnings per share:
Net Income	$1,146	$707
Weighted average common shares outstanding	6,798	6,990
Less: Average unallocated ESOP shares	(278)	(324)

Average basic shares	6,520	6,666

Basic earnings per share	$0.18	$0.11

Diluted earnings per share:
Net income	$1,146	$707
Weighted average basic shares outstanding	6,520	6,666
Effect of dilutive securities:	—	—

Weighted average diluted shares outstanding	6,520	6,666

Diluted earnings per share	$0.18	$0.11

Stock options for 354,000 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2010 and 2009 because they were antidilutive.

(3) Other Comprehensive Income

	Three months ended March 31, (in thousands)

	2010	2009

Pension and postretirement adjustments	$77	$94
Net change in unrealized gain (loss) on available-for-sale securities arising during the period	131	(14)

Other comprehensive income, before tax	208	80
Deferred tax effect	(82)	(32)

Other comprehensive income	126	48
Net income	1,146	707

Total comprehensive income	$1,272	$755

(4) Securities

Securities are summarized as follows (In thousands):

	March 31, 2010

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available-for-sale:
State and municipal obligations	$2,294	$137	$—	$2,431
Corporate obligations	6,820	158	27	6,951

Total debt securities	9,114	295	27	9,382

Equity and other securities	872	124	—	996

	$9,986	$419	$27	$10,378

Held-to-maturity:
U.S. Government securities	$1,314	$68	$—	$1,382
Mortgage-backed securities:
GNMA	1	—	—	1
Other bonds	113	—	—	113

	$1,428	$68	$—	$1,496

	December 31, 2009

	Amortized Cost	Gross unrealized gains	Gross Unrealized Losses	Fair value

Available-for-sale:
State and municipal obligations	$2,294	$119	$—	$2,413
Corporate obligations	6,597	85	39	6,643

Total debt securities	8,891	204	39	9,056

Equity and other securities	872	96	—	968

	$9,763	$300	$39	$10,024

Held-to-maturity:
U.S. Government securities	$1,316	$71	$—	$1,387
Mortgage-backed securities
GNMA	1	—	—	1
Other bonds	114	—	—	114

	$1,431	$71	$—	$1,502

All of the gross unrealized losses on available for sale securities at both March 31, 2010 and December 31, 2009 were less than one year in duration. The detail of these losses and the carrying value (at estimated fair value) of the underlying securities available for sale are summarized below (in thousands):

	March 31, 2010		December 31, 2009

	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less:
Corporate obligations	$27	$1,781	$39	$2,891

Total	$27	$1,781	$39	$2,891

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. There were no investments deemed by management to be other than temporarily impaired at March 31, 2010.

The following table presents the amortized cost and fair value of debt securities based on the contractual maturity date (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	March 31, 2010

	Amortized Cost	Fair Value

Available-for-sale:
Due within one year	$1,167	$1,176
Due after one year through five years	5,966	6,161
Due after five years through ten years	1,981	2,045
Due after 10 years	—	—

	$9,114	$9,382

Held-to-maturity:
Due within one year	$1	1
Due after one year through five years	1,314	1,382
Due after five years through ten years	—	—
Due after ten years	113	113

	$1,428	$1,496

Securities pledged at both March 31, 2010 and December 31, 2009 had a carrying amount of $1.3 million. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity.

(5) Loans

Loans are summarized as follows:

	March 31, 2010	December 31, 2009

	(in thousands)
Mortgage loans:
Residential (1-4 family)	$154,480	$155,547
Commercial	52,459	52,557
Construction and land	4,616	4,381

Total Mortgage loans	211,555	212,485

Other loans:
Commercial	30,297	30,429
Automobile loans	8,784	9,377
Property improvement and equipment	20,208	19,251
Other consumer	15,792	16,207

Total Other loans	75,081	75,264

Total Loans	$286,636	$287,749

Changes in the allowance for loan losses are summarized as follows:

	Three months ended March 31,

	(in thousands)
	2010	2009

Balance at beginning of period	$2,132	$1,936
Provision charged to operations	50	—
Loans charged off	(24)	(37)
Recoveries	23	19

Balance at end of period	$2,181	$1,918

The Company’s recorded investment in loans that are considered impaired totaled $695,000 and $698,000 at March 31, 2010 and December 31, 2009, respectively. These impaired loans carried allowances of $239,000 and $242,000 March 31, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans was $696,000 and $708,000 in the first three months of 2010 and 2009, respectively. The Company recognized no interest on impaired loans during the three month periods ended March 31, 2010 and 2009.

The principal balances of loans not accruing interest amounted to $1.8 million and $1.9 million at March 31, 2010 and December 31, 2009, respectively. The Company held loans 90 days past due and accruing interest totaling $239,000 and $43,000 at March 31, 2010 and December 31, 2009, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the three month periods ended March 31, 2010 and 2009 was $17,100 and $17,300, respectively. There are no commitments to extend further credit on non-accruing loans.

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

(6) Stock-Based Compensation

On May 24, 2006, the Company’s Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company’s stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of March 31, 2010, unrecognized compensation cost related to these options was $58,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

Following is a summary of the Company’s 2010 year to date stock option activity:

	Three Months ended March 31, 2010

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding, beginning of period	354,000	$12.84	$1.69
Exercised	—	—	—
Granted	—	—	—

Options outstanding at end of period	354,000	$12.84	$1.69

Options exercisable at end of period	212,400	$12.84	$1.69

The aggregate intrinsic value of all options outstanding and exercisable at March 31, 2010 was $0. The intrinsic value of options exercised during the quarters ended March 31, 2010 and March 31, 2009 was $0 and $18,000, respectively.

On May 24, 2006, the Company’s Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period, or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 Recognition and Retention Plan (RRP) awards was expensed immediately. At March 31, 2010, the unrecognized compensation cost attributable to restricted stock awards was $208,000. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $608,000 at March 31, 2010.

Compensation cost for the Company’s stock option plans in both the 2010 and 2009 first quarters was $13,000. For both of the three month periods ended March 31, 2010 and 2009 compensation cost related to the restricted stock plan was $44,000.

During the three month periods ended March 31, 2010 and 2009, dividends of $6,000 and $9,000, respectively, were paid on unvested shares with non-forfeitable dividend rights. These dividend amounts were not included in net income as compensation expense due to the expectation that all of the awards will vest.

(7) Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended March 31, (in thousands)

	Pension benefits		Postretirement benefits

	2010	2009	2010	2009

Components of net periodic pension cost:
Service cost	$—	$—	$4	$5
Interest cost	88	87	34	37
Expected return on plan assets	(115)	(108)	—	—
Amortization	81	96	(4)	(2)

Net periodic pension cost	$54	$75	$34	$40

In December of 2002, the Company’s Board of Directors amended the defined benefit pension plan to cease the accrual of further benefits. For the fiscal year ended December 31, 2010, the Company expects to make no contributions to the defined benefit pension plan.

(8) Fair Value Measurement

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

Assets measured at fair value on a recurring basis are summarized below (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
March 31, 2010
Available for sale securities:
State and municipal obligations	$—	$2,431	$—	$2,431
Corporate obligations	—	6,951	—	6,951
Equity and other obligations	596	400	—	996

December 31, 2009
Available for sale securities:
State and municipal obligations	$—	2,413	—	2,413
Corporate obligations	—	6,643	—	6,643
Equity and other obligations	568	400	—	968

Assets measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
March 31, 2010
Impaired loans	$—	$—	$456	$456

December 31, 2009
Impaired loans	$—	$—	$456	$456

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a cost basis of $695,000 and $698,000 at March 31, 2010 and December 31, 2009, respectively. These loans carried a valuation allowance of $239,000 and $242,000 at March 31, 2010 and December 31, 2009, respectively, resulting in no additional provision for loan losses for such periods.

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

Accrued Interest: The fair value of accrued interest receivable and payable approximates carrying value.

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

The estimated carrying values and fair values of the Company’s financial instruments, not previously presented, for March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010		December 31, 2009

	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$7,513	$7,513	$7,574	$7,574
Securities available for sale	10,378	10,378	10,024	10,024
Securities held to maturity	1,428	1,496	1,431	1,502
Loans, net	284,455	287,625	285,617	288,524
Federal Home Loan Bank Stock	2,958	n/a	3,222	n/a
Accrued interest receivable	1,097	1,097	1,117	1,117
Financial liabilities:
Non-interest bearing deposits	31,957	31,957	31,790	31,790
Interest bearing deposits	188,954	189,336	184,849	185,320
Borrowings	40,687	41,276	47,869	48,342
Accrued interest payable	96	96	127	127

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

General

          The Company is a Delaware corporation regulated by the Office of Thrift Supervision (“OTS”) as a savings and loan holding company, whose sole business is conducted by its wholly-owned subsidiary, The Rome Savings Bank (the “Bank.”) The Bank’s principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long-and short-term marketable securities and other liquid investments. Since its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

Overview

          The Bank’s results of operations depend primarily on its net interest income, which is the difference between the interest income it earns on its loans and investments and the interest it pays on its deposits and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. The Bank’s operations are also affected by non-interest income, such as service fees and gains and losses on sales of securities, the provision for loan losses and non-interest expense such as salaries and employee benefits, occupancy costs, and other general and administrative expenses. Financial institutions in general, including the Bank, are significantly affected by economic conditions, competition and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing, competition among lenders, interest rate conditions and availability of funds. The Bank’s operations and lending are principally concentrated in the Central New York area, therefore its operations and earnings are influenced by the economics of such area. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Bank’s primary market area.

Net income for the first quarter of 2010 increased to $1.1 million, from the prior year’s first quarter net income of $707,000. The significant factors and trends impacting the first quarter of 2010, which are discussed in greater depth below, were as follows:

•	During the first quarter of 2010 the Company sold a parcel of non-operating real estate, recording a gain on that sale of $418,000.

•

Net interest income before loan loss provision increased by $217,000, or 6.7%, from the same quarter last year principally due to a decrease in interest expense stemming from decreases in the rates paid on deposits and borrowings, as well as a decrease in average outstanding borrowings.

•	The Company recorded a $50,000 provision for loan losses in the first quarter of 2010 versus no provision for loan losses in the first quarter of 2009.

•	Other non-interest income increased by $30,000, or 5.6%, from the first quarter 2009 levels primarily due to higher customer fee revenue and an increase in gains on the sales of mortgages.

•	Non-interest expense decreased by $96,000 to $2.6 million in the quarter ended March 31, 2010 from $2.7 million for the same period of 2009.

•	Income tax expense for the first quarter of 2010 increased to $604,000 compared to $332,000 in the first quarter of 2009.

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

          The Company’s critical policies and their application are reviewed periodically by the Audit Committee and the Board of Directors. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 2 to the consolidated financial statements reported on the Company’s 2009 Annual Report on Form 10-K to obtain a better understanding of how its financial performance is reported.

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

	Average Balances, Interest and Average Yields

	For the three months ended March 31, 2010				For the three months ended March 31, 2009

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$285,381	$4,092	5.81%		$295,544	$4,282	5.88%
Securities (1)	14,538	171	4.76		8,251	83	4.07
Federal funds sold & other interest bearing deposits	530	—	0.11		2,424	2	0.32

Total interest-earnings assets	300,449	4,263	5.75		306,219	4,367	5.78
Noninterest-earning assets	27,432				27,361

Total assets	$327,881				$333,580

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$83,188	$82	0.40		$80,107	$80	0.40
Time deposits	71,782	342	1.93		72,356	537	3.01
Money market accounts	16,610	42	1.03		13,462	48	1.45
Other interest bearing deposits	14,440	14	0.39		13,377	13	0.40

Total interest-bearing deposits	186,020	480	1.05		179,302	678	1.53
Borrowings	44,726	314	2.84		59,251	434	2.97

Total interest-bearing liabilities	230,746	794	1.39		238,553	1,112	1.89

Noninterest-bearing deposits	30,958				29,403
Other liabilities	5,648				5,800

Total liabilities	267,352				273,756
Shareholders’ equity	60,529				59,824

Total liabilities and shareholders’ equity	$327,881				$333,580

Net interest income		3,469				3,255
Tax equivalent adjustment on securities		(2)				(5)

Net interest income per consolidated financial statements		$3,467				$3,250

Net interest rate spread			4.36%				3.89%
Net interest margin			4.68%				4.31%
Ratio of interest-earning assets to interest-bearing liabilities			1.30	x			1.28	x

(1)	Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

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

Three months ended March 31, 2010
Compared to Three months ended March 31, 2009

	Increases (decreases) due to
	Rate	Volume	Net

	(in thousands)
Assets:
Interest-earning assets:
Loans	$(41)	$(149)	$(190)
Securities (1)	25	63	88
Federal funds sold & other
Interest bearing deposits	—	(2)	(2)

Total interest-earnings assets	(16)	(88)	(104)

Interest-bearing liabilities:
Savings accounts	—	2	2
Time deposits	(191)	(4)	(195)
Money market accounts	(17)	11	(6)
Other interest bearing deposits	—	1	1

Total interest-bearing deposits	(208)	10	(198)
Borrowings	(14)	(106)	(120)

Total interest-bearing liabilities	(222)	(96)	(318)

Net change (1)	$206	$8	$214

(1)	Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009:

          Total assets at March 31, 2010 remained relatively stable at $327.7 million compared to $329.9 million at December 31, 2009. The Company’s net loan portfolio decreased slightly by $1.1 million, or 0.4%, from $285.6 million at December 31, 2009 to $284.5 million at March 31, 2010. Loan sales through three months of 2010 were $2.3 million, compared to $831,000 for the first three months of 2009. During the first three months of 2010, the Company originated approximately $10.9 million of loans, compared to approximately $6.2 million of loans originated in the same period of 2009.

          The continued uncertainty in the United States investment markets has encouraged investors to favor the security of insured deposit accounts. Total deposits increased to $220.9 million at March 31, 2010 from $216.6 million at December 31, 2009. During the first quarter of 2010, savings deposits increased by $2.6 million, or 3.2%, and money market balances increased by $1.9 million, or 11.9%. Time deposits increased by $152,000, or 0.2%, to $72.1 million at March 31, 2010 from $71.9 million at year end 2009. Balances of non-interest bearing deposits increased by $167,000, or 0.5%, while other interest bearing deposits decreased by $531,000, or 3.5%, over the first quarter of 2010.

          As a result of increased loan sale activity and increases in deposit balances, the Company continued to pay down debt during the first three months of 2010. Borrowings from the Federal Home Loan Bank of New York (“FHLB”) decreased from $47.9 million at December 31, 2009 to $40.7 million at the end of the current quarter.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2010 and 2009

General

          During the three months ended March 31, 2010, the Company recorded net income of $1.1 million, compared to $707,000 for the first quarter of 2009. The increase in net income is comprised of an increase in net interest income before the provision for loan losses of $217,000, an increase in non-interest income of $448,000 and a decrease in non-interest expense of $96,000, partially offset by an increase in the provision for loan losses of $50,000 and an increase in income tax expense of $272,000.

          Diluted earnings per share increased to $0.18 per diluted share for the quarter ended March 31, 2010 from $0.11 per diluted share in the quarter ended March 31, 2009. Average diluted shares decreased to 6,519,863 for the first quarter of 2010 from 6,665,848 in the same period of 2009 due to the Company’s stock repurchases over the past year.

Net Interest Income

          Net interest income before loan loss provision for the quarter ended March 31, 2010 increased by $217,000, or 6.7%, compared to the same quarter of 2009. This decrease is primarily attributable to decreases in average balances outstanding and rates paid on interest bearing liabilities in the current year.

Interest Income

          Interest income decreased to $4.3 million for the quarter ended March 31, 2010 from $4.4 million for the same quarter of 2009. Average loan balances for the first quarter of 2010 were $285.4 million, a decrease of $10.1 million from the average outstanding loans for the first quarter of 2009 as a result of continued sales of residential loan originations into the secondary market. The yield on the Company’s loan portfolio for the quarter ended March 31, 2010 decreased to 5.81% from a yield of 5.88% for the same period last year. Interest income on securities increased by $91,000 from $78,000 for the quarter ended March 31, 2009 to $169,000 for the quarter ended March 31, 2010. The average balance of securities increased by $6.2 million, or 76.2%, from the first quarter of 2009 to $14.5 million for the current quarter and the tax equivalent yield on the Company’s securities increased to 4.76% from 4.07%. During the first quarter of 2010, the average balance of the Company’s federal funds sold and interest bearing deposits was minimal, resulting in a reduction of interest income on these assets of $2,000.

Interest Expense

          Interest expense decreased to $794,000 for the quarter ended March 31, 2010 from $1.1 million for the same quarter of 2009. Interest expense on deposits decreased to $480,000 for the quarter ended March 31, 2010 from $678,000 for the quarter ended March 31, 2009, due to lower rates paid on deposits consistent with market trends over the past year. This was partially offset by an increase in the average balance of interest-bearing deposits to $186.0 million for the quarter ended March 31, 2010, from $179.3 million for the same period of 2009. Interest expense on borrowed funds decreased to $314,000 for the quarter ended March 31, 2010 from $434,000 for the comparative quarter of 2009 due to a decrease in both the average balances of borrowings and their interest rates in 2010. The average balance of borrowings decreased to $44.7 million in the current quarter compared to $59.3 million in the first quarter of 2009. Cash received from increased customer deposits and loan sales were utilized to repay borrowings. The rate on the Company’s borrowings decreased to 2.84% during the first quarter of 2010 from 2.97% in the same quarter of 2009 as the Company repaid some of its longer maturity advances.

Provision for Loan Losses

          The Company recorded a $50,000 provision for loan losses in the first quarter of 2010, compared to no loan loss provision in the same period of 2009. Net loan charge-offs decreased to $1,000, compared to net charge-offs of $18,000 in the first quarter of 2009. Asset quality metrics declined slightly at March 31, 2010 with non-performing loans as a percent of loans of 0.70% and the allowance for loan losses as a percent of non-performing loans of 108.7% at March 31, 2010, compared to 0.67% and 111.4%, respectively, at December 31, 2009. While the Company has seen an increase in non-performing loans in 2010, management believes that these loans are adequately collateralized. The allowance for loan losses as a percentage of loans increased to 0.76% at March 31, 2010 compared to 0.74% at December 31, 2009.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased by $448,000 to $980,000 in the first quarter of 2010 from $532,000 in the same period of 2009, largely due to a gain realized on the sale of real estate. In the first quarter of 2010, the Company sold a parcel of non-operating commercial real estate, realizing a gain of $418,000. The remainder of the increase in non-interest income is primarily attributable to an increase in the gains realized on sales of residential mortgages to the secondary market as a greater volume of loans have been sold in 2010.

          Non-interest expense slightly decreased by $96,000 to $2.6 million in the first quarter of 2010 from $2.7 million in the same quarter of 2009, primarily due to a decrease in deposit insurance expense. This decrease from the prior year resulted from the 2009 FDIC mandated industry-wide special assessment which was charged to member banks to replenish the insurance fund. Income tax expense for the first quarter of 2010 increased to $604,000 from $332,000 in the same period of 2009, primarily due to the increase in pre-tax income.

Liquidity and Capital Resources

          The Company’s primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and mortgage-backed securities, maturities of investments, interest-bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the FHLB that allows it to borrow up to $44.1 million. At March 31, 2010, the Bank had $5.9 million of outstanding borrowings against this line of credit, and outstanding advances and amortizing notes totaling $34.8 million. At March 31, 2010, the Company also had approximately $8.5 million in unused short term borrowing capacity at the Federal Reserve Bank of New York, which is collateralized by a portion of the consumer loan portfolio.

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

          The Company’s primary investing activities include the origination of loans, and to a lesser extent, the purchase of investment securities. For the three months ended March 31, 2010, the Company originated loans of approximately $10.9 million, compared to $6.2 million of loans in the same period of 2009. For the past several quarters, the Company has been selling a large percentage of its residential loan originations into the secondary market. Loan sales through three months of 2010 were $2.3 million, compared to $831,000 for the first three months of 2009. Year to date 2010 bond purchases were $1.3 million. No investments were purchased in the same period of 2009.

          At March 31, 2010, the Company had loan commitments to borrowers of approximately $8.6 million, and available letters and lines of credit of approximately $19.9 million.

          Time deposit accounts scheduled to mature within one year were $52.3 million at March 31, 2010. Based on the Company’s deposit retention experience and current pricing strategy, the Company anticipates that a significant portion of these time deposits will remain with the Company. The Company is committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that the Company will have sufficient funds to meet the Company’s current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the FHLB, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the FHLB in the future.

          At March 31, 2010, the Bank exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at March 31, 2010 was $55.4 million, or 16.78% of adjusted assets. In order to be classified as “well-capitalized” by the OTS, the Bank is required to have leverage (Tier 1) capital of $16.5 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10.0%. At March 31, 2010, the Bank had a Tier 1 risk-based capital ratio of 22.87% and a total risk-based capital ratio of 23.80%.

          The Company paid cash dividends of $0.09 per share during the quarter ended March 31, 2010 totaling $587,000.

          During the first quarter of 2010, $128,000 was expended to repurchase 14,300 shares of the Company’s common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          There has been no material change in the Company’s interest rate risk profile since December 31, 2009. For a more complete discussion of the Company’s asset and liability management policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Form 10-K.

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

                               The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in Rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the quarter ended March 31, 2010.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

January 1, 2010 through January 31, 2010	2,300	$8.05	2,300	210,162
February 1, 2010 through February 28, 2010	—	—	—	210,162
March 1, 2010 through March 31, 2010	12,000	$9.10	12,000	198,162

Total	14,300	$8.93	14,300	198,162

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)

3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)

3.2	Bylaws of New Rome Bancorp, Inc. (1)

4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)

10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)

10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)

10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)

10.5	Amended and restated form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (8)

10.6	Amended and restated form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (8)

10.7	Amended and restated form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (8)

10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)

10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)

10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)

10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)

10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)

10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)

10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)

10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)

31.1	Rule 13a-14a/15d-14a Certification.

31.2	Rule 13a-14a/15d-14a Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-8 filed with the Commission on May 19, 2006, as amended.

(8)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 3, 2007.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	May 10, 2010

Charles M. Sprock

/s/David C. Nolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 10, 2010

David C. Nolan

/s/Mary Faith Messenger	Vice President and Controller (Principal Accounting Officer)	May 10, 2010

Mary Faith Messenger