Form 10-Q
period 2010-06-30
ROME BANCORP INC
filed 2010-08-13
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

          Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

          Indicate the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at August 11, 2010

Common Stock, par value $0.01	6,777,551

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(in thousands, except share data)
(Unaudited)

	June 30, 2010	December 31, 2009

Assets

Cash and due from banks	$6,582	$6,547
Federal funds sold and other short-term investments	2,723	1,027

Total cash and cash equivalents	9,305	7,574
Securities available for sale, at fair value	12,629	10,024
Securities held to maturity (fair value of $1,489 and $1,502 at June 30, 2010 and December 31, 2009, respectively)	1,423	1,431
Federal Home Loan Bank Stock	3,074	3,222
Loans	283,021	287,749
Less: Allowance for loan loss	(2,523)	(2,132)

Net loans	280,498	285,617
Premises and equipment, net	5,942	6,041
Accrued interest receivable	1,138	1,117
Bank-owned life insurance	9,613	9,415
Other assets	6,015	5,481

Total assets	$329,637	$329,922

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$35,454	$31,790
Savings	85,729	82,031
Money market	17,683	15,726
Time	71,112	71,903
Other interest bearing	15,809	15,189

Total deposits	225,787	216,639
Borrowings	37,618	47,869
Other liabilities	4,947	5,049

Total liabilities	268,352	269,557

Shareholders’ equity
Common Stock, $.01 par value; authorized: 30,000,000 shares; issued: 9,895,757; outstanding 6,777,551 and 6,800,119 shares at June 30, 2010 and December 31, 2009, respectively	99	99
Additional paid-in capital	62,998	62,794
Retained earnings	38,256	37,588
Accumulated other comprehensive loss	(1,435)	(1,574)
Treasury stock; 3,118,206 shares at June 30, 2010 and 3,095,638 shares at December 31, 2009	(36,921)	(36,720)
Unallocated shares of employee stock ownership plan (ESOP): 255,293 and 278,275 shares at June 30, 2010 and December 31, 2009	(1,712)	(1,822)

Total shareholders’ equity	61,285	60,365

Total liabilities and shareholders’ equity	$329,637	$329,922

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,

	2010	2009	2010	2009

Interest income:
Loans	$4,026	$4,195	$8,118	$8,477
Securities	162	126	330	205
Other short-term investments	—	3	—	5

Total interest income	4,188	4,324	8,448	8,687

Interest expense:
Deposits	465	635	945	1,313
Borrowings	289	459	602	894

Total interest expense	754	1,094	1,547	2,207

Net interest income	3,434	3,230	6,901	6,480

Provision for loan losses	415	200	465	200

Net interest income after provision for loan losses	3,019	3,030	6,436	6,280

Non-interest income:
Gain on sales of securities	121	—	121	—
Gain on sale of real estate	—	—	418	—
Other	662	635	1,224	1,167

Total non-interest income	783	635	1,763	1,167

Non-interest expense:
Salaries and employee benefits	1,567	1,553	3,077	3,098
Building, occupancy and equipment	460	476	967	968
Other	736	684	1,366	1,390

Total non-interest expense	2,763	2,713	5,410	5,456

Income before income tax expense	1,039	952	2,789	1,991
Income tax expense	345	305	948	637

Net income	$694	$647	$1,841	$1,354

Basic earnings per share	$0.11	$0.10	$0.28	$0.20

Diluted earnings per share	$0.11	$0.10	$0.28	$0.20

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Six Months Ended June 30, 2010 and 2009
(in thousands, except share and per share data)(unaudited)

	Common stock	Additional Paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive Income (loss)	Unallocated ESOP shares	Total

Balances at January 1, 2009	$99	$62,440	$36,721	$(34,662)	$(2,212)	$(2,042)	$60,344
Comprehensive income:
Net Income	—	—	1,354	—	—	—	1,354
Other comprehensive income	—	—		—	151	—	151

Total comprehensive income							1,505

Purchase of 181,588 treasury shares	—	—	—	(1,408)	—	—	(1,408)
Stock-based compensation	—	63	—	—	—	—	63
Dividends ($0.17 per share)	—	—	(1,130)	—	—	—	(1,130)
ESOP shares released for allocation (22,982 shares)	—	81	—	—	—	110	191

Balances at June 30, 2009	$99	$62,584	$36,945	$(36,070)	$(2,061)	$(1,932)	$59,565

Balances at January 1, 2010	$99	$62,794	$37,588	$(36,720)	$(1,574)	$(1,822)	$60,365
Comprehensive income:
Net Income	—	—	1,841	—	—	—	1,841
Other comprehensive income	—	—	—	—	139	—	139

Total comprehensive income							1,980

Purchase of 22,568 treasury shares	—	—	—	(201)	—	—	(201)
Amortization and tax effect of Stock-based compensation	—	114	—	—	—	—	114
Dividends ($0.18 per share)	—	—	(1,173)	—	—	—	(1,173)
ESOP shares released for allocation (22,982 shares)	—	90	—	—	—	110	200

Balances at June 30, 2010	$99	$62,998	$38,256	$(36,921)	$(1,435)	$(1,712)	$61,285

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(unaudited) (in thousands)

	2010	2009

Cash flows from operating activities:
Net income	$1,841	$1,354
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	247	256
(Increase) decrease in accrued interest receivable	(21)	56
Provision for loan losses	465	200
Net amortization on securities	48	6
Proceeds from sales of loans	6,318	5,124
Net gain on loans sold	(93)	(73)
Originations of loans held for sale	(6,225)	(5,051)
Gain on sale of real estate	(418)	(2)
Gain on securities transactions	(121)	—
(Decrease) increase in other liabilities	(102)	245
Increase in cash surrender value of life insurance	(198)	(206)
Increase in other assets	(731)	(557)
Allocation of ESOP shares	200	191
Amortization of unearned stock-based compensation	114	114

Net cash provided by operating activities	1,324	1,657

Cash flows from investing activities:
Net decrease in loans	5,142	8,949
Proceeds from maturities and principal reductions of securities available for sale	1,199	346
Purchases of securities available for sale	(4,501)	(4,327)
Proceeds from sale of securities available for sale	849
Redemption of Federal Home Loan Bank stock	148	255
Proceeds from maturities and principal reductions of securities held to maturity	5	6
Proceeds from sale of real estate owned	190	332
Additions to premises and equipment	(148)	(100)

Net cash provided by investing activities	2,884	5,461

Cash flows from financing activities:
(Decrease) increase in time deposits	(791)	406
Increase in other deposits	9,939	10,222
Repayments of borrowings	(24,326)	(24,601)
Additional borrowings	14,075	13,284
Purchase of treasury stock	(201)	(1,408)
Dividends paid	(1,173)	(1,130)

Net cash used in financing activities	(2,477)	(3,227)

Net increase in cash and cash equivalents	1,731	3,891
Cash and cash equivalents at beginning of period	7,574	9,579

Cash and cash equivalents at end of period	$9,305	$13,470

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(unaudited) (in thousands)

	2010	2009

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfers from loans to other real estate	$65	$192
Cash paid during the period for:
Interest	1,576	2,178
Income taxes	1,175	422

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) and The Rome Savings Bank (the “Bank”), a wholly-owned subsidiary of the Company, as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

The Company believes that the disclosures are adequate to make the information presented not misleading; however, the results of operations and other data presented for the periods presented are not necessarily indicative of results to be expected for the entire fiscal year. Management has evaluated all significant events and transactions that occurred through the financial statement issuance date for potential recognition or disclosure in these condensed consolidated financial statements.

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

(2) Earnings per Common Share

The Company has stock compensation awards with non-forfeitable dividend rights which are considered participating securities. The effect of including these participating securities in earnings per share computations is immaterial. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share include the dilutive effect of additional potential common shares from stock-based compensation plans.

The following summarizes the computation of earnings per share for the three and six month periods ended June 30, 2010 and 2009.

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2010	2009	2010	2009

Basic earnings per share:
Net Income	$694	$647	$1,841	$1,354
Weighted average common shares outstanding	6,781	6,883	6,789	6,936
Less: Average unallocated ESOP shares	(266)	(312)	(272)	(318)

Average basic shares	6,515	6,571	6,517	6,618

Basic earnings per share	$0.11	$0.10	$0.28	$0.20

Diluted earnings per share:
Net income	$694	$647	$1,841	$1,354
Weighted average basic shares outstanding	6,515	6,571	6,517	6,618
Effect of dilutive securities:	—	—	—	—

Weighted average diluted shares outstanding	6,515	6,571	6,517	6,618

Diluted earnings per share	$0.11	$0.10	$0.28	$0.20

Stock options for 354,000 shares of common stock were not considered in computing diluted earnings per common share for the three and six month periods ended June 30, 2010 and 2009 because they were antidilutive.

(3)	Other Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	(in thousands)

	2010	2009	2010	2009

Pension and postretirement adjustments	$79	$94	$156	$188
Net change in unrealized gain on available-for-sale securities arising during the period	66	78	197	64
Reclassification adjustment for net realized gain included in net income	(121)	—	(121)	—

Other comprehensive income, before tax	24	172	232	252
Deferred tax effect	(11)	(69)	(93)	(101)

Other comprehensive income	13	103	139	151
Net income	694	647	1,841	1,354

Total comprehensive income	$707	$750	$1,980	$1,505

(4)	Securities

Securities are summarized as follows (In thousands):

	June 30, 2010

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available-for-sale:
State and municipal obligations	$2,007	$176	$—	$2,183
Corporate obligations	9,855	200	43	10,012

Total debt securities	11,862	376	43	12,195

Equity and other securities	430	4	—	434

	$12,292	$380	$43	$12,629

Held-to-maturity:
U.S. Government securities	$1,312	$66	$—	$1,378
Other bonds	111	—	—	111

	$1,423	$66	$—	$1,489

	December 31, 2009

	Amortized Cost	Gross unrealized gains	Gross Unrealized Losses	Fair value

Available-for-sale:
State and municipal obligations	$2,294	$119	$—	$2,413
Corporate obligations	6,597	85	39	6,643

Total debt securities	8,891	204	39	9,056

Equity and other securities	872	96	—	968

	$9,763	$300	$39	$10,024

Held-to-maturity:
U.S. Government securities	$1,316	$71	$—	$1,387
Mortgage-backed securities GNMA	1	—	—	1
Other bonds	114	—	—	114

	$1,431	$71	$—	$1,502

All of the gross unrealized losses on available for sale securities at both June 30, 2010 and December 31, 2009 were less than one year in duration. The detail of these losses and the carrying value (at estimated fair value) of the underlying securities available for sale are summarized below (in thousands):

	June 30, 2010		December 31, 2009

	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less:
Corporate obligations	$43	$2,847	$39	$2,891

Total	$43	$2,847	$39	$2,891

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. There were no investments deemed by management to be other than temporarily impaired at June 30, 2010.

The following table presents the amortized cost and fair value of debt securities based on the contractual maturity date (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	June 30, 2010

	Amortized Cost	Fair Value

Available-for-sale:
Due within one year	$1,013	$1,017
Due after one year through five years	9,156	9,374
Due after five years through ten years	1,693	1,804
Due after 10 years	—	—

	$11,862	$12,195

Held-to-maturity:
Due within one year	$—	$—
Due after one year through five years	1,312	1,378
Due after five years through ten years	—	—
Due after ten years	111	111

	$1,423	$1,489

Securities pledged at both June 30, 2010 and December 31, 2009 had a carrying amount of $1.3 million. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity.

(5)	Loans

Loans are summarized as follows:

	June 30, 2010	December 31, 2009

	(in thousands)
Mortgage loans:
Residential (1-4 family)	$153,935	$155,547
Commercial	52,139	52,557
Construction and land	2,551	4,381

Total Mortgage loans	208,625	212,485

Other loans:
Commercial	29,912	30,429
Automobile loans	8,311	9,377
Property improvement and equipment	20,875	19,251
Other consumer	15,298	16,207

Total Other loans	74,396	75,264

Total Loans	$283,021	$287,749

Changes in the allowance for loan losses are summarized as follows:

	Three months ended June 30,		Six months ended June 30,

	(in thousands)
	2010	2009	2010	2009

Balance at beginning of period	$2,181	$1,918	$2,132	$1,936
Provision charged to operations	415	200	465	200
Loans charged off	(87)	(26)	(112)	(63)
Recoveries	14	13	38	32

Balance at end of period	$2,523	$2,105	$2,523	$2,105

The Company’s recorded investment in loans that are considered impaired totaled $2.8 million and $698,000 at June 30, 2010 and December 31, 2009, respectively. These impaired loans carried allowances of $746,000 and $242,000 June 30, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans was $1.4 million and $706,000 in the first six months of 2010 and 2009, respectively. The Company recognized $21,000 and $41,000 on impaired loans that were in compliance with all lending terms during the three and six month periods ended June 30, 2010 and 2009.

The principal balances of loans not accruing interest, including consumer, real estate, mortgage and other loans not subject to impairment disclosures, amounted to $2.2 million and $1.9 million at June 30, 2010 and December 31, 2009, respectively. The Company held loans 90 days past due and accruing interest totaling $181,000 and $43,000 at June 30, 2010 and December 31, 2009, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the six month periods ended June 30, 2010 and 2009 was $46,700 and $41,400, respectively. There are no commitments to extend further credit on non-accruing loans.

In addition to the impaired and non-performing loans, management has identified, through normal internal credit review procedures, $6.79 million in “potential problem loans” at June 30, 2010. Payments are current on $6.14 million or 90.4% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. The Company will continue to be aggressive in identifying, monitoring and resolving potential problem loans.

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

On May 24, 2006, the Company’s Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company’s stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of June 30, 2010, unrecognized compensation cost related to these options was $46,000. This expense is being amortized on a straight line basis over the remainder of the sixty month vesting period of the options.

Following is a summary of the Company’s 2010 year to date stock option activity:

	Six Months ended June 30, 2010

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding, beginning of period	354,000	$12.84	$1.69
Exercised	—	—	—
Granted	—	—	—

Options outstanding at end of period	354,000	$12.84	$1.69

Options exercisable at end of period	283,200	$12.84	$1.69

The aggregate intrinsic value of all options outstanding and exercisable at June 30, 2010 was $0. No stock options were exercised during the quarters ended June 30, 2010 or 2009. The intrinsic value of options exercised during the six months ended June 30, 2010 and June 30, 2009 was $0 and $18,000, respectively.

On May 24, 2006, the Company’s Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period,

or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 Recognition and Retention Plan (RRP) awards was expensed immediately. One-fifth of the 2006 restricted stock grants, or 33,660 shares, vested in the current quarter. At June 30, 2010, the unrecognized compensation cost attributable to restricted stock awards was $163,000. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $315,000 at June 30, 2010.

For both of the three and six month periods ended June 30, 2010 and 2009, the compensation cost for the Company’s stock option plans was $13,000 and $25,000, respectively. For both of the three and six month periods ended June 30, 2010 and 2009 compensation cost related to the restricted stock plan was $44,000 and $89,000, respectively.

During the three month periods ended June 30, 2010 and 2009, dividends of $6,000 and $9,000, respectively, were paid on unvested shares with non-forfeitable dividend rights. During the six month periods ended June 30, 2010 and 2009, dividends of $12,000 and $17,000, respectively, were paid on unvested shares with non-forfeitable dividend rights. These dividend amounts were not included in net income as compensation expense due to the expectation that all of the awards will vest.

(7)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended June 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2010	2009	2010	2009

Components of net periodic pension cost:
Service cost	$—	$—	$4	$5
Interest cost	88	87	34	37
Expected return on plan assets	(115)	(108)	—	—
Amortization	81	96	(4)	(2)

Net periodic pension cost	$54	$75	$34	$40

	Six months ended June 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2010	2009	2010	2009

Components of net periodic pension cost:
Service cost	$—	$—	$8	$10
Interest cost	176	174	69	74
Expected return on plan assets	(230)	(216)	—	—
Amortization	162	192	(9)	(4)

Net periodic pension cost	$108	$150	$68	$80

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

To estimate the fair value of its available for sale securities portfolio, the Company obtains current market pricing from quoted market sources or using pricing for similar securities. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets measured at fair value on a recurring basis are summarized below (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
June 30, 2010
Available for sale securities:
State and municipal obligations	$—	$2,183	$—	$2,183
Corporate obligations	—	10,012	—	10,012
Equity and other obligations	34	400	—	434

December 31, 2009
Available for sale securities:
State and municipal obligations	$—	2,413	—	2,413
Corporate obligations	—	6,643	—	6,643
Equity and other obligations	568	400	—	968

Assets measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
June 30, 2010
Impaired loans	$—	$—	$2,030	$2,030

December 31, 2009
Impaired loans	$—	$—	$456	$456

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a cost basis of $2.8 million and $698,000 at June 30, 2010 and December 31, 2009, respectively. These loans carried a valuation allowance of $746,000 and $242,000 at June 30,

2010 and December 31, 2009, respectively, resulting in no additional provision for loan losses for such periods.

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

Loans: The fair values of impaired loans are estimated as discussed previously. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit rating. The Company has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced at measurement date.

Accrued Interest: The fair value of accrued interest receivable and payable approximates carrying value.

Deposits: The fair values of demand deposits (interest and non-interest checking) savings accounts and money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on these products to a schedule of aggregated expected monthly maturities on time deposits.

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

The estimated carrying values and fair values of the Company’s financial instruments for June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010		December 31, 2009

	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$9,305	$9,305	$7,574	$7,574
Securities available for sale	12,629	12,629	10,024	10,024
Securities held to maturity	1,423	1,489	1,431	1,502
Loans, net	280,498	287,318	285,617	288,524
Accrued interest receivable	1,138	1,138	1,117	1,117
Financial liabilities:
Non-interest bearing deposits	35,454	35,454	31,790	31,790
Interest bearing deposits	190,333	190,612	184,849	185,320
Borrowings	37,618	38,683	47,869	48,342
Accrued interest payable	98	98	127	127

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

Net income for the second quarter of 2010 increased to $694,000, from the prior year’s second quarter net income of $647,000. The significant factors and trends impacting the second quarter of 2010, which are discussed in greater depth below, were as follows:

•	During the second quarter of 2010 the Company sold two investment securities, recording a gain on the sales of $121,000.
•

Net interest income before loan loss provision increased by $204,000, or 6.3%, from the same quarter last year principally due to a decrease in interest expense stemming from decreases in the rates paid on deposits and borrowings, as well as a decrease in average outstanding borrowings.

•	The Company recorded a $415,000 provision for loan losses in the second quarter of 2010 versus a $200,000 provision for loan losses in the second quarter of 2009.
•	Other non-interest income increased by $27,000, or 4.3%, from the second quarter 2009 levels primarily due to higher customer fee revenue.
•	Non-interest expense increased by $50,000 to $2.8 million in the quarter ended June 30, 2010 from $2.7 million for the same period of 2009.
•	Income tax expense for the second quarter of 2010 increased to $345,000 compared to $305,000 in the second quarter of 2009, primarily due to higher pre-tax income.

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

	Average Balances, Interest and Average Yields

	For the three months ended June 30, 2010				For the three months ended June 30, 2009

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$279,188	$4,026	5.78%		$289,805	$4,195	5.81%
Securities (1)	15,133	163	4.33		10,383	130	5.02
Federal funds sold & other interest bearing deposits	1,098	—	0.10		6,508	3	0.18

Total interest-earnings assets	295,419	4,189	5.69		306,696	4,328	5.66
Noninterest-earning assets	27,958				28,110

Total assets	$323,377				$334,806

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$85,118	$85	0.40		$83,405	$83	0.40
Time deposits	71,591	322	1.81		72,713	488	2.69
Money market accounts	17,559	44	1.00		15,309	51	1.34
Other interest bearing deposits	14,909	14	0.37		13,876	13	0.38

Total interest-bearing deposits	189,177	465	0.99		185,303	635	1.37
Borrowings	37,135	289	3.12		54,677	459	3.37

Total interest-bearing liabilities	226,312	754	1.34		239,980	1,094	1.83

Noninterest-bearing deposits	33,699				30,160
Other liabilities	3,493				6,106

Total liabilities	263,504				276,246
Shareholders’ equity	59,873				58,560

Total liabilities and shareholders’ equity	$323,377				$334,806

Net interest income		3,435				3,234
Tax equivalent adjustment on securities		(1)				(4)

Net interest income per consolidated financial statements		$3,434				$3,230

Net interest rate spread			4.35%				3.83%
Net interest margin			4.66%				4.23%
Ratio of interest-earning assets to interest-bearing liabilities			1.31	x			1.28	x

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

	Average Balances, Interest and Average Yields

	For the six months ended June 30, 2010				For the six months ended June 30, 2009

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$283,800	$8,118	5.77%		$292,922	$8,477	5.84%
Securities (1)	14,837	334	4.54		9,323	213	4.60
Federal funds sold & other interest bearing deposits	815	—	0.10		4,477	5	0.21

Total interest-earnings assets	299,452	8,452	5.69		306,722	8,695	5.72
Noninterest-earning assets	27,696				27,737

Total assets	$327,148				$334,459

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$84,158	$167	0.40		$81,765	$163	0.40
Time deposits	71,686	664	1.87		72,536	1,024	2.85
Money market accounts	17,087	86	1.01		14,390	100	1.39
Other interest bearing deposits	14,676	28	0.38		13,628	26	0.39

Total interest-bearing deposits	187,607	945	1.02		182,319	1,313	1.45
Borrowings	40,909	602	2.97		56,952	894	3.16

Total interest-bearing liabilities	228,516	1,547	1.37		239,271	2,207	1.86

Noninterest-bearing deposits	32,336				29,783
Other liabilities	6,097				6,217

Total liabilities	266,949				275,271
Shareholders’ equity	60,199				59,188

Total liabilities and shareholders’ equity	$327,148				$334,459

Net interest income		6,905				6,488
Tax equivalent adjustment on securities		(4)				(8)

Net interest income per consolidated financial statements		$6,901				$6,480

Net interest rate spread			4.32%				3.86%
Net interest margin			4.65%				4.27%
Ratio of interest-earning assets to interest-bearing liabilities			1.31	x			1.28	x

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

	Three months ended June 30, 2010 Compared to Three months ended June 30, 2009			Six months ended June 30, 2010 Compared to Six months ended June 30, 2009

	Increases (decreases) due to			Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net

	(in thousands)
Assets:
Interest-earning assets:
Loans	$(17)	$(152)	$(169)	$(97)	$(262)	$(359)
Securities (1)	(26)	59	33	(4)	125	121
Federal funds sold & other
Interest bearing deposits	—	(3)	(3)	—	(5)	(5)

Total interest-earnings assets	(43)	(96)	(139)	(101)	(142)	(243)

Interest-bearing liabilities:
Savings accounts	—	2	2	—	4	4
Time deposits	(158)	(8)	(166)	(348)	(12)	(360)
Money market accounts	(14)	7	(7)	(33)	19	(14)
Other interest bearing deposits	—	1	1	—	2	2

Total interest-bearing deposits	(172)	2	(170)	(381)	13	(368)
Borrowings	(23)	(147)	(170)	(40)	(252)	(292)

Total interest-bearing liabilities	(195)	(145)	(340)	(421)	(239)	(660)

Net change (1)	$152	$49	$201	$320	$97	$417

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009:

          Total assets at June 30, 2010 remained stable at $329.6 million compared to $329.9 million at December 31, 2009. The Company’s net loan portfolio decreased by $5.1 million, or 1.7%, from $285.6 million at December 31, 2009 to $280.5 million at June 30, 2010. During the first six months of 2010, the Company originated approximately $24.1 million of loans, compared to approximately $25.5 million of loans originated in the same period of 2009.

          The continued uncertainty in the United States investment markets has encouraged investors to favor the security of insured deposit accounts. Total deposits increased to $225.8 million at June 30, 2010 from $216.6 million at December 31, 2009. During the first half of 2010, savings deposits increased by $3.7 million, or 4.5%, and money market balances increased by $2.0 million, or 12.4%. Time deposits decreased by $791,000, or 1.1%, to $71.1 million at June 30, 2010 from $71.9 million at year end 2009. Balances of non-interest bearing deposits increased by $3.7 million, or 11.5%, while other interest bearing deposits increased by $620,000, or 4.1%, over the first half of 2010.

          As a result of increased loan sale activity and increases in deposit balances, the Company continued to pay down debt during the first six months of 2010. Borrowings from the Federal Home Loan Bank of New

York (“FHLB”) decreased from $47.9 million at December 31, 2009 to $37.6 million at the end of the current quarter.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2010 and 2009

General

          During the three months ended June 30, 2010, the Company recorded net income of $694,000, compared to $647,000 for the second quarter of 2009. The increase in net income is comprised of an increase in net interest income before the provision for loan losses of $204,000 and an increase in non-interest income of $148,000 partially offset by an increase the provision for loan losses of $215,000, an increase in non-interest expense of $50,000 and an increase in income tax expense of $40,000.

          Diluted earnings per share increased to $0.11 per diluted share for the quarter ended June 30, 2010 from $0.10 per diluted share in the quarter ended June 30, 2009. Average diluted shares decreased to 6,514,658 for the second quarter of 2010 from 6,570,763 in the same period of 2009 due to the Company’s stock repurchases over the past year.

Net Interest Income

          Net interest income before loan loss provision for the quarter ended June 30, 2010 increased by $204,000, or 6.3%, compared to the same quarter of 2009. This increase is primarily attributable to a decrease in interest expense due to lower rates paid on interest bearing liabilities, partially off set by a decrease in interest income due to a decrease in the average balance of loans outstanding.

Interest Income

          Interest income decreased to $4.2 million for the quarter ended June 30, 2010 from $4.3 million for the same quarter of 2009. Average loan balances for the second quarter of 2010 were $279.2 million, a decrease of $10.6 million from the average outstanding loans for the second quarter of 2009 as a result of continued sales of residential loan originations into the secondary market. The yield on the Company’s loan portfolio for the quarter ended June 30, 2010 decreased to 5.78% from a yield of 5.81% for the same period last year. Interest income on securities increased by $36,000 from $126,000 for the quarter ended June 30, 2009 to $162,000 for the quarter ended June 30, 2010. The average balance of securities increased by $4.7 million, or 45.7%, from the second quarter of 2009 to $15.1 million for the current quarter while the tax equivalent yield on the Company’s securities decreased to 4.33% from 5.02%. During the second quarter of 2010, the average balance of the Company’s federal funds sold and interest bearing deposits was minimal, resulting in a reduction of interest income on these assets of $3,000.

Interest Expense

          Interest expense decreased to $754,000 for the quarter ended June 30, 2010 from $1.1 million for the same quarter of 2009. Interest expense on deposits decreased to $465,000 for the quarter ended June 30, 2010 from $635,000 for the quarter ended June 30, 2009, due to lower rates paid on deposits consistent with market trends over the past year. This was partially offset by an increase in the average balance of interest-bearing deposits to $189.2 million for the quarter ended June 30, 2010, from $185.3 million for the same period of 2009. Interest expense on borrowed funds decreased to $289,000 for the quarter ended June 30, 2010 from $459,000 for the comparative quarter of 2009 due to a decrease in both the average balances of borrowings and their interest rates in 2010. The average balance of borrowings decreased to $37.1 million in the current quarter compared to $54.7 million in the first quarter of 2009. Cash received from increased customer deposits and loan sales were utilized to repay borrowings as they matured. The rate on the Company’s borrowings decreased to 3.12% during the second quarter of 2010 from 3.37% in the same quarter of 2009 as the Company repaid some of its longer maturity advances during the first quarter of 2010.

Provision for Loan Losses

          The Company recorded a $415,000 provision for loan losses in the second quarter of 2010, compared to a $200,000 loan loss provision in the same period of 2009. The additional provision was deemed necessary to cover an estimated decrease in collateral value on a commercial credit and an increase in the Company’s level of non-performing loans. Included in the Company’s classified assets at June 30, 2010 is a loan relationship comprised of three loans to the same borrower, which are part of a larger loan participation arrangement with other banks. The Company’s portion of the arrangement totaled $4.6 million at June 30, 2010. The loans are secured by first and second mortgages on property held for development and several other unrelated properties. Due to the current economic climate, the borrower has been unable to develop the commercial real estate for sale in a timely fashion. This commercial credit was performing in accordance with contractual terms as of June 30, 2010 and was therefore accruing interest as of such date. However, management is uncertain as to the current and continued sources of debt service. Accordingly the Company has designated one of the loans as impaired. The loss related to this relationship could change if new information becomes available in future periods. Management is actively monitoring this credit and its associated collateral value. At June 30, 2010, non-performing loans as a percent of loans increased to 0.85% compared to 0.67% at December 31, 2009. Over the same six month period, the allowance for loan losses as a percent of non-performing loans decreased to 104.6% from 111.4%. The majority of the increase in non-performing loans is in the single family residential loan portfolio, which management believes to be adequately collateralized. The allowance for loan losses as a percentage of loans increased to 0.89% at June 30, 2010 compared to 0.74% at December 31, 2009.

          As described in Note 5 of the Notes to the Consolidated Financial Statements, the Company has in place procedures to identify and monitor potential problem loans. The Company regularly reviews problem loans and other assets in its portfolio to determine whether any require classification in accordance with the Company’s policy and applicable regulations. In determining the appropriate provision for loan losses, management considers the level of and trend in non-performing loans, the level of and trend in net loan charge-offs, the dollar amount and mix of the loan portfolio, as well as general economic conditions and real estate trends in the Company’s market area, which can impact the inherent risk of loss in the Company’s loan portfolio.

Non-Interest Income and Non-Interest Expense

          Non-interest income increased by $148,000 to $783,000 in the second quarter of 2010 from $635,000 in the same period of 2009, largely due to $121,000 of gains realized on the sale of two investment securities. The Company recorded no securities sales in the second quarter of 2009. The remainder of the increase in non-interest income is primarily attributable to higher levels of customer fee revenue.

          Non-interest expense slightly increased by $50,000 to $2.7 million in the second quarter of 2010 from $2.6 million in the same quarter of 2009, due to routine cost increases. Income tax expense for the second quarter of 2010 increased to $459,000 from $305,000 in the same period of 2009, primarily due to the increase in pre-tax income.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2009 and 2008

General

          During the six months ended June 30, 2010, the Company recorded net income of $1.8 million compared to $1.4 million for the first half of 2009. The increase resulted from an increase in net interest income before the provision for loan losses of $421,000, an increase in non-interest income of $596,000 and a decrease in non-interest expense of $46,000 partially offset by a $265,000 increase in the provision for loan losses and a $311,000 increase in income tax expense.

          Diluted earnings per share increased to $0.28 per diluted share for the six months ended June 30, 2010 in comparison to $0.20 per diluted share for the same period of 2009. The year-to-date 2010 average outstanding diluted shares decreased to 6,517,214 from 6,617,995 due to ongoing treasury stock purchases.

Net Interest Income

          Net interest income before loan loss provision for the six months ended June 30, 2010 increased by $421,000 or 6.5%, as compared to the same period of 2009. This increase is attributable to a decrease in the average balance of borrowings and rates paid on deposits and borrowings, partially offset by a reduction in the average balances of and yields earned on assets.

Interest Income

          Interest income decreased to $8.4 million for the six month period ended June 30, 2010 from $8.7 million for the first half of 2009. Average earning assets for the first half of 2010 decreased to $299.5 million from $306.7 million in the same period of 2009. This reduction is due to the sale of a substantial portion of the Company’s new residential loans into the secondary market over the past year. The yield on earning assets decreased slightly to 5.69% for the six months ended June 30, 2010, from 5.72% for the first half of 2009. Average loan balances for the first six months of 2010 were $283.8 million, a decrease of $9.1 million from the average outstanding loans for the same period of 2009. The yield on the Company’s loan portfolio for the six months ended June 30, 2010 was 5.77% compared to a yield of 5.84% for the same period last year. Interest income on securities increased $125,000 from $205,000 for the six months ended June 30, 2009 to $330,000 for the six months ended June 30, 2010 as the average balance of the investment portfolio increased to $14.8 million for the first half of 2010 from $9.3 million during the same half of 2009. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $5,000 to $0 for the first half of 2010 from the same period in 2009 due to decreases in average balances of these funds.

Interest Expense

          Interest expense decreased to $1.5 million for the six months ended June 30, 2010 from $2.2 million for the six months ended June 30, 2009. Interest expense on deposits decreased to $945,000 for the six months ended June 30, 2010 from $1.3 million for the six months ended June 30, 2009 as a result of a decrease in the cost of these deposits from 1.45% to 1.02% partially offset by an increase in the average balance of deposits to $187.6 million this year from $182.3 million during the first half of 2009. Interest expense on borrowed funds decreased to $602,000 for the six months ended June 30, 2010 from $894,000 for the comparative period of 2009 primarily due to a decrease in the average balance of borrowings to $40.9 million in the current half as compared to $57.0 million in the six months ended June 30, 2009. Deposit growth and proceeds of loan sales have been used to pay down advances upon their maturity. The rate paid on these borrowings decreased from 3.16% for the six months ended June 30, 2009 to 2.97% for the same period this year.

Provision for Loan Losses

          The Company recorded a $465,000 provision for loan losses in the first half of 2010 versus a $200,000 provision in the first six months of 2009. The 2010 year to date provision was recorded to provide for decline in value of collateral for a commercial loan and an increase in non-performing loans. The Company’s ratio of non-performing loans to total loans increased to 0.85% at June 30, 2010, from 0.67% at the previous year end. The majority of the Company’s non-performing loans are in the single family residential loan portfolio which management believes is well collateralized. The 2009 provision was deemed necessary due to management’s judgment that one of its commercial borrowers may be experiencing financial difficulties, despite that borrower’s current ability to service its loans. The Company’s loss experience for the first six months of 2010 remains favorable with year to date net loan charge-offs of $74,000, compared to $31,000 for the same period of 2009.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased to $1.8 million for the first half of 2010 from $1.2 million for the first six months of both 2009. The increase is attributable to gains on sales of real estate and securities and an increase in fee revenue. In the first quarter of 2010, the Company sold a parcel of non-operating commercial real estate, realizing a gain of $418,000. During the second quarter of 2010, the Company recorded gains of $121,000 on the sales of two investment securities.

          Non-interest expense decreased to $5.4 million in the first six months of 2010 compared to $5.5 million in the same period of 2009, principally due to the 2009 FDIC mandated industry-wide special assessment which was charged to member banks to replenish the insurance fund.

          Income tax expense for the first half of 2010 increased to $948,000 from $637,000 in the same period of 2009, in relation to the increase in pre-tax income.

Liquidity and Capital Resources

          The Company’s primary sources of funds consist of deposits, scheduled amortization and prepayments of loans, maturities of investments, interest-bearing deposits at other financial institutions and funds provided from operations. The Bank also has a written agreement with the FHLB that allows it to borrow up to $44.1 million. At June 30, 2010, the Bank had no outstanding borrowings against this line of credit, and outstanding advances and amortizing notes totaling $37.6 million. At June 30, 2010, the Company also had approximately $8.5 million in unused short term borrowing capacity at the Federal Reserve Bank of New York, which is collateralized by a portion of the consumer loan portfolio.

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

          The Company’s primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the six months ended June 30, 2010, the Company originated loans of approximately $24.1 million, compared to $25.5 million of loans in the same period of 2009. For the past several quarters, the Company has been selling a large percentage of its residential loan originations into the secondary market. Loan sales through six months of 2010 were $6.2 million, compared to $5.1 million for the first half of 2009. These loans are sold with the Company retaining the servicing for the purchasers. Year to date 2010 security purchases were $4.5 million compared to $4.3 million for the same period of 2009.

          At June 30, 2010, the Company had loan commitments to borrowers of approximately $9.0 million, and available letters and lines of credit of approximately $18.2 million.

          Time deposit accounts scheduled to mature within one year were $51.6 million at June 30, 2010. Based on the Company’s deposit retention experience and current pricing strategy, the Company anticipates that a significant portion of these time deposits will remain with the Company. The Company is committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis.

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

          At June 30, 2010, the Bank exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at June 30, 2010 was $56.2 million, or 16.96% of adjusted assets. In order to be classified as “well-capitalized” by the OTS, the Bank is required to have leverage (Tier 1) capital of $16.6 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10.0%. At June 30, 2010, the Bank had a Tier 1 risk-based capital ratio of 23.08% and a total risk-based capital ratio of 24.10%.

          The Company paid cash dividends of $0.18 per share during the six months ended June 30, 2010 totaling $1,173,000.

          During the first six months of 2010, $201,000 was expended to repurchase 22,568 shares of the Company’s common stock.

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

          The recent adoption of regulatory reform legislation may have a material effect on our operations and capital requirements.

          On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and to prevent future economic and financial crises. There are many provisions of the Reform Act which are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have. We do not believe that the Reform Act will have a material impact on our core operations. However, we believe the following provisions of the Reform Act will have an impact on us, though it is not possible for us to determine at this time whether and to what extent the Reform Act will have a material effect on our business, financial condition or results of operations:

•

New Regulatory Regime. On July 21, 2011, unless the Secretary of the Treasury opts to delay such date for up to an additional six months, the OTS will be eliminated and the OCC will take over the regulation of all federal savings associations, such as Rome Bancorp. The FRB will acquire the OTS’s authority over all savings and loan holding companies, such as Rome Bancorp, and will also become the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions. As a result, we will now be subject to regulation, supervision and examination by two federal banking agencies, the OCC and the FRB, rather than just by the OTS, as is currently the case. The Reform Act also provides for the creation of the Bureau of Consumer Financial Protection, or the CFPB. Although the CFPB will have only limited supervisory authority over institutions with less than $10 billion in assets, such as Rome Bancorp, Inc., the establishment of the CFPB could result in more stringent consumer protection regulations than those imposed by bank regulatory agencies previously.

•

Consolidated Holding Company Capital Requirements. The Reform Act requires the federal banking agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject, and the new requirements will effectively eliminate the use of trust preferred securities as a component of Tier 1 capital for depository institution holding companies of our size. As a result, on the fifth anniversary of the effective date of the Reform Act, we will become subject to consolidated capital requirements to which we have not been subject to previously.

•

Roll Back of Federal Preemption. The Reform Act significantly rolls back the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by (i) requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, (ii) mandating that any preemption decision be made on a case by case basis rather than a blanket rule and (iii) ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations. As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

          The Reform Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations, including provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities, restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities and that remove certain obstacles to the conversion of savings associations to national banks. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

                    The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in Rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the quarter ended June 30, 2010.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

April 1, 2010 through April 30, 2010	3,200	$8.64	3,200	194,962
May 1, 2010 through May 31, 2010	3,700	$9.03	3,700	191,262
June 1, 2010 through June 30, 2010	1,368	$9.01	1,368	189,894
Total	8,268	$8.88	8,268	189,894

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)
3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)
3.2	Bylaws of New Rome Bancorp, Inc. (1)
4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)
10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)
10.5	Amended and restated form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (8)
10.6	Amended and restated form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (8)
10.7	Amended and restated form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (8)
10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)
10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)
10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)
10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)
10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)
10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)
10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)
10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)
31.1	Rule 13a-14a/15d-14a Certification.
31.2	Rule 13a-14a/15d-14a Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-8 filed with the Commission on May 19, 2006, as amended.

(8)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 3, 2007.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 13, 2010

Charles M. Sprock

/s/David C. Nolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 13, 2010

David C. Nolan

/s/Mary Faith Messenger	Vice President and Controller (Principal Accounting Officer)	August 13, 2010

Mary Faith Messenger