Form 10-Q
period 2010-09-30
ROME BANCORP INC
filed 2010-11-08
CIK 1088144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)           Yes ☐ No ☒

          Indicate the number of shares outstanding of each class of issuer’s classes of common stock as of the last practicable date:

Class	Outstanding at November 10, 2010

Common Stock, par value $0.01	6,777,551

ROME BANCORP, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(in thousands, except share data)
(Unaudited)

	September 30, 2010	December 31, 2009

Assets

Cash and due from banks	$6,966	$6,547
Federal funds sold and other short-term investments	9,032	1,027

Total cash and cash equivalents	15,998	7,574
Securities available for sale, at fair value	13,336	10,024
Securities held to maturity (fair value of $1,475 and $1,502 at September 30, 2010 and December 31, 2009, respectively)	1,419	1,431
Federal Home Loan Bank Stock	3,310	3,222
Loans	277,833	287,749
Less: Allowance for loan loss	(2,595)	(2,132)

Net loans	275,238	285,617
Premises and equipment, net	5,925	6,041
Accrued interest receivable	1,122	1,117
Bank-owned life insurance	9,709	9,415
Other assets	5,550	5,481

Total assets	$331,607	$329,922

Liabilities & Equity

Liabilities
Deposits:
Non-interest bearing	$36,485	$31,790
Savings	85,405	82,031
Money market	19,938	15,726
Time	69,651	71,903
Other interest bearing	15,398	15,189

Total deposits	226,877	216,639
Borrowings	37,873	47,869
Other liabilities	5,038	5,049

Total liabilities	269,788	269,557

Shareholders’ equity
Common Stock, $.01 par value; authorized: 30,000,000 shares; issued: 9,895,757; outstanding 6,777,551 and 6,800,119 shares at September 30, 2010 and December 31, 2009, respectively	99	99
Additional paid-in capital	63,065	62,794
Retained earnings	38,509	37,588
Accumulated other comprehensive loss	(1,275)	(1,574)
Treasury stock; 3,118,206 shares at September 30, 2010 and 3,095,638 shares at December 31, 2009	(36,921)	(36,720)
Unallocated shares of employee stock ownership plan (ESOP): 243,802 and 278,275 shares at September 30, 2010 and December 31, 2009	(1,658)	(1,822)

Total shareholders’ equity	61,819	60,365

Total liabilities and shareholders’ equity	$331,607	$329,922

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2010 and 2009
(in thousands, except share data)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2010	2009	2010	2009

Interest income:
Loans	$4,007	$4,148	$12,125	$12,626
Securities	179	157	509	362
Other short-term investments	3	4	3	8

Total interest income	4,189	4,309	12,637	12,996

Interest expense:
Deposits	454	586	1,398	1,900
Borrowings	299	466	902	1,359

Total interest expense	753	1,052	2,300	3,259

Net interest income	3,436	3,257	10,337	9,737

Provision for loan losses	75	—	540	200

Net interest income after provision for loan losses	3,361	3,257	9,797	9,537

Non-interest income:
Gain on sales of securities	35	26	156	26
Gain on sale of real estate	—	—	418	—
Other	773	639	1,997	1,806

Total non-interest income	808	665	2,571	1,832

Non-interest expense:
Salaries and employee benefits	1,567	1,497	4,645	4,594
Building, occupancy and equipment	487	465	1,453	1,434
Other	953	592	2,319	1,982

Total non-interest expense	3,007	2,554	8,417	8,010

Income before income tax expense	1,162	1,368	3,951	3,359
Income tax expense	324	460	1,272	1,096

Net income	$838	$908	$2,679	$2,263

Basic earnings per share	$0.13	$0.14	$0.41	$0.34

Diluted earnings per share	$0.13	$0.14	$0.41	$0.34

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share and per share data)(unaudited)

	Common stock	Additional Paid-in Capital	Retained earnings	Treasury Stock	Accumulated other comprehensive Income (loss)	Unallocated ESOP shares	Total

Balances at January 1, 2009	$99	$62,440	$36,721	$(34,662)	$(2,212)	$(2,042)	$60,344
Comprehensive income:
Net Income	—	—	2,263	—	—	—	2,263
Other comprehensive income	—	—		—	300	—	300

Total comprehensive income							2,563

Purchase of 181,588 treasury shares	—	—	—	(1,408)	—	—	(1,408)
Stock-based compensation	—	120	—	—	—	—	120
Dividends ($0.255 per share)	—	—	(1,688)	—	—	—	(1,688)
ESOP shares released for allocation (34,473 shares)	—	124	—	—	—	165	289

Balances at September 30, 2009	$99	$62,684	$37,296	$(36,070)	$(1,912)	$(1,877)	$60,220

Balances at January 1, 2010	$99	$62,794	$37,588	$(36,720)	$(1,574)	$(1,822)	$60,365
Comprehensive income:
Net Income	—	—	2,679	—	—	—	2,679
Other comprehensive income	—	—	—	—	299	—	299

Total comprehensive income							2,978

Purchase of 22,568 treasury shares	—	—	—	(201)	—	—	(201)
Amortization and tax effect of Stock-based compensation	—	130	—	—	—	—	130
Dividends ($0.27 per share)	—	—	(1,758)	—	—	—	(1,758)
ESOP shares released for allocation (34,473 shares)	—	141	—	—	—	164	305

Balances at September 30, 2010	$99	$63,065	$38,509	$(36,921)	$(1,275)	$(1,658)	$61,819

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(unaudited) (in thousands)

	2010	2009

Cash flows from operating activities:
Net income	$2,679	$2,263
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	364	385
Increase in accrued interest receivable	(5)	(1)
Provision for loan losses	540	200
Net amortization on securities	87	(2)
Proceeds from sales of loans	14,345	7,325
Net gain on loans sold	(291)	(119)
Originations of loans held for sale	(14,054)	(7,206)
Gain on sale of real estate owned	(410)	(2)
Gain on securities transactions	(156)	(26)
(Decrease) increase in other liabilities	(11)	468
Increase in cash surrender value of life insurance	(294)	(306)
Increase (decrease) in other assets	192	(145)
Allocation of ESOP shares	305	289
Amortization of unearned stock-based compensation	171	171

Net cash provided by operating activities	3,462	3,294

Cash flows from investing activities:
Net decrease in loans	9,774	12,572
Proceeds from maturities and principal reductions of securities available for sale	1,198	1,149
Purchases of securities available for sale	(5,390)	(7,177)
Proceeds from sale of securities available for sale	1,221	470
(Purchase) redemption of Federal Home Loan Bank stock	(88)	123
Proceeds from maturities and principal reductions of securities held to maturity	7	7
Proceeds from sale of real estate owned	205	525
Additions to premises and equipment	(248)	(129)

Net cash provided by investing activities	6,679	7,540

Cash flows from financing activities:
(Decrease) increase in time deposits	(2,252)	207
Increase in other deposits	12,490	10,283
Repayments of borrowings	(24,871)	(24,304)
Additional borrowings	14,875	13,619
Purchase of treasury stock	(201)	(1,408)
Dividends paid	(1,758)	(1,688)

Net cash used in financing activities	(1,717)	(3,291)

Net increase in cash and cash equivalents	8,424	7,543
Cash and cash equivalents at beginning of period	7,574	9,579

Cash and cash equivalents at end of period	$15,998	$17,122

Condensed Consolidated Statements of Cash Flows continued on next page.

ROME BANCORP, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(unaudited) (in thousands)

	2010	2009

Supplemental disclosure of cash flow information:
Non-cash investing activities:
Transfers from loans to other real estate	$65	$192
Cash paid during the period for:
Interest	2,327	3,227

Income taxes	1,750	719

See accompanying notes to unaudited condensed consolidated financial statements.

ROME BANCORP, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(1) The accompanying unaudited condensed consolidated financial statements include the accounts of Rome Bancorp, Inc. (“Rome Bancorp” or the “Company”) and The Rome Savings Bank (the “Bank”), a wholly-owned subsidiary of the Company, as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and 2009. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, the unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring accruals, necessary for a fair presentation for the periods presented.

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

The following summarizes the computation of earnings per share for the three and nine month periods ended September 30, 2010 and 2009.

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,

	2010	2009	2010	2009

Basic earnings per share:
Net Income	$838	$908	$2,679	$2,263
Weighted average common shares outstanding	6,781	6,879	6,787	6,917
Less: Average unallocated ESOP shares	(255)	(301)	(267)	(313)

Average basic shares	6,526	6,578	6,520	6,604

Basic earnings per share	$0.13	$0.14	$0.41	$0.34

Diluted earnings per share:
Net income	$838	$908	$2,679	$2,263
Weighted average basic shares outstanding	6,526	6,578	6,520	6,604
Effect of dilutive securities:	—	—	—	—

Weighted average diluted shares outstanding	6,526	6,578	6,520	6,604

Diluted earnings per share	$0.13	$0.14	$0.41	$0.34

Stock options for 354,000 shares of common stock were not considered in computing diluted earnings per common share for the three and nine month periods ended September 30, 2010 and 2009 because they were antidilutive.

(3) Other Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	(in thousands)

	2010	2009	2010	2009

Pension and postretirement adjustments	$76	$94	$232	$282
Net change in unrealized gain on available-for-sale securities arising during the period	225	180	422	244
Reclassification adjustment for net realized gain included in net income	(35)	(26)	(156)	(26)

Other comprehensive income, before tax	266	248	498	500
Deferred tax effect	(106)	(99)	(199)	(200)

Other comprehensive income	160	149	299	300
Net income	838	908	2,679	2,263

Total comprehensive income	$998	$1,057	$2,978	$2,563

(4)	Securities

Securities are summarized as follows (In thousands):

	September 30, 2010

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value

Available-for-sale:
State and municipal obligations	$1,670	$164	$—	$1,834
Corporate obligations	10,709	358	1	11,066

Total debt securities	12,379	522	1	12,900

Equity and other securities	430	6	—	436

	$12,809	$528	$1	$13,336

Held-to-maturity:
U.S. Government securities	$1,310	$56	$—	$1,366
Other bonds	109	—	—	109

	$1,419	$56	$—	$1,475

	December 31, 2009

	Amortized Cost	Gross unrealized gains	Gross Unrealized Losses	Fair value

Available-for-sale:
State and municipal obligations	$2,294	$119	$—	$2,413
Corporate obligations	6,597	85	39	6,643

Total debt securities	8,891	204	39	9,056

Equity and other securities	872	96	—	968

	$9,763	$300	$39	$10,024

Held-to-maturity:
U.S. Government securities	$1,316	$71	$—	$1,387
Mortgage-backed securities
GNMA	1	—	—	1
Other bonds	114	—	—	114

	$1,431	$71	$—	$1,502

All of the gross unrealized losses on available for sale securities at both September 30, 2010 and December 31, 2009 were less than one year in duration. The detail of these losses and the carrying value (at estimated fair value) of the underlying securities available for sale are summarized below (in thousands):

	September 30, 2010		December 31, 2009

	Unrealized Loss	Carrying Value	Unrealized Loss	Carrying Value

One year or less:
Corporate obligations	$1	$415	$39	$2,891

Total	$1	$415	$39	$2,891

Management evaluates securities for other than temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. There were no investments deemed by management to be other than temporarily impaired at September 30, 2010.

The following table presents the amortized cost and fair value of debt securities based on the contractual maturity date (in thousands). Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	September 30, 2010

	Amortized Cost	Fair Value

Available-for-sale:
Due within one year	$1,008	$1,015
Due after one year through five years	9,130	9,528
Due after five years through ten years	2,241	2,357
Due after 10 years	—	—

	$12,379	$12,900

Held-to-maturity:
Due within one year	$—	$—
Due after one year through five years	1,310	1,366
Due after five years through ten years	—	—
Due after ten years	109	109

	$1,419	$1,475

Securities pledged at both September 30, 2010 and December 31, 2009 had a carrying amount of $1.3 million. These securities collateralize state and Treasury department programs. As of these dates, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity.

(5) Loans

          Loans are summarized as follows:

	September 30, 2010	December 31, 2009

	(in thousands)
Mortgage loans:
Residential (1-4 family)	$148,261	$155,547
Commercial	50,401	52,557
Construction and land	3,893	4,381

Total Mortgage loans	202,555	212,485

Other loans:
Commercial	30,477	30,429
Automobile loans	8,030	9,377
Property improvement and equipment	22,290	19,251
Other consumer	14,481	16,207

Total Other loans	75,278	75,264

Total Loans	$277,833	$287,749

          Changes in the allowance for loan losses are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,

	(in thousands)
	2010	2009	2010	2009

Balance at beginning of period	$2,523	$2,105	$2,132	$1,936
Provision charged to operations	75	—	540	200
Loans charged off	(18)	(39)	(130)	(103)
Recoveries	15	16	53	49

Balance at end of period	$2,595	$2,082	$2,595	$2,082

The Company’s recorded investment in loans that are considered impaired totaled $2.6 million and $698,000 at September 30, 2010 and December 31, 2009, respectively. These impaired loans carried allowances of $763,000 and $242,000 at September 30, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans was $2.0 million and $705,000 in the first nine months of 2010 and 2009, respectively. The Company recognized interest of $21,000 and $0 on impaired loans that were in compliance with all lending terms during the three month periods ended September 30, 2010 and 2009. Interest recognized on impaired loans that were in compliance with all lending terms during the nine months ended September 30, 2010 and 2009 was $63,000 and $0 respectively.

The principal balances of loans not accruing interest, including consumer, real estate, mortgage and other loans not subject to impairment disclosures amounted to $1.9 million at both September 30, 2010 and December 31, 2009, respectively. The Company held loans 90 days past due and accruing interest totaling $186,000 and $43,000 at September 30, 2010 and December 31, 2009, respectively. The differences between the amount of interest income that would have been recorded if non-accrual loans had been paid in accordance with their original terms and the amount of interest income that was recorded during the nine month periods ended September 30, 2010 and 2009 was $14,300 and $58,800, respectively. There are no commitments to extend further credit on non-accruing loans.

Included in the Company’s classified assets at September 30, 2010 is a loan relationship comprised of three loans to the same borrower, which are part of a larger loan participation arrangement with other banks. The Company’s portion of the arrangement totaled $4.6 million at September 30, 2010. The loans are secured by first and second mortgages on property held for development and several other unrelated properties. Due to the current economic climate, the borrower has been unable to develop the commercial real estate for sale in a timely fashion. This commercial credit was performing in accordance with contractual terms as of September 30, 2010 and was therefore accruing interest as of such date. However, management is uncertain as to the current and continued sources of debt service. Accordingly the Company has designated one of the loans as impaired. The loss related to this relationship could change if new information becomes available in future periods. Management is actively monitoring this credit and its associated collateral value.

In addition to the impaired and non-performing loans, management has identified, through normal internal credit review procedures, $13.5 million in “potential problem loans” at September 30, 2010. Payments are current on $12.2 million or 90.4% of these loans. These problem loans are defined as loans not included as non-performing loans, but about which management has developed information regarding possible credit problems, which may cause the borrowers future difficulties in complying with loan repayments. The Company will continue to be aggressive in identifying, monitoring and resolving potential problem loans.

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

On May 24, 2006, the Company’s Board of Directors issued 354,000 stock options to directors and key employees with an exercise price equal to the market price of the Company’s stock on that day. These options have a ten year life and vest ratably over a five year period or in certain cases upon retirement. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $350,000 related to their options was expensed immediately. As of September 30, 2010, unrecognized compensation cost related to these options was $33,000. This expense is being amortized on a straight line basis over the remainder of the ninety month vesting period of the options.

Following is a summary of the Company’s 2010 year to date stock option activity:

	Nine Months ended September 30, 2010

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Options outstanding, beginning of period	354,000	$12.84	$1.69
Exercised	—	—	—
Granted	—	—	—

Options outstanding at end of period	354,000	$12.84	$1.69

Options exercisable at end of period	283,200	$12.84	$1.69

The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2010 was $0. No stock options were exercised during the quarters ended September 30, 2010 or 2009. The intrinsic value of options exercised during the nine months ended September 30, 2010 and September 30, 2009 was $0 and $18,000, respectively.

On May 24, 2006, the Company’s Board of Directors awarded 168,300 shares of restricted stock to directors and certain key employees. These shares vest to the recipients ratably over a five year period, or in certain cases upon retirement and the related unrecognized compensation cost related to this grant will be expensed over the same period. At May 24, 2006, certain awardees met the retirement eligibility criteria and accordingly, stock-based compensation expense of $1.1 million related to their 2006 Recognition and Retention Plan (RRP) awards was expensed immediately. At September 30, 2010, the unrecognized compensation cost attributable to restricted stock awards was $119,000. The aggregate intrinsic value of restricted stock that is expected to vest in the future was $314,000 at September 30, 2010.

For both of the three and nine month periods ended September 30, 2010 and 2009, the compensation cost for the Company’s stock option plans was $13,000 and $38,000, respectively. For both of the three and nine month periods ended September 30, 2010 and 2009 compensation cost related to the restricted stock plan was $44,000 and $134,000, respectively.

During the three month periods ended September 30, 2010 and 2009, dividends of $3,000 and $6,000, respectively, were paid on unvested shares with non-forfeitable dividend rights. During the nine month periods ended September 30, 2010 and 2009, dividends of $15,000 and $23,000, respectively, were paid on unvested shares with non-forfeitable dividend rights. These dividend amounts were not included in net income as compensation expense due to the expectation that all of the awards will vest.

(7)	Pension and Postretirement Medical Benefit Expenses

The components of net periodic pension and postretirement benefit cost consisted of the following:

	Three months ended September 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2010	2009	2010	2009

Components of net periodic pension cost:
Service cost	$—	$—	$4	$5
Interest cost	88	87	34	37
Expected return on plan assets	(115)	(108)	—	—
Amortization	81	96	(4)	(2)

Net periodic pension cost	$54	$75	$34	$40

	Nine months ended September 30,

	(in thousands)
	Pension benefits		Postretirement benefits

	2010	2009	2010	2009

Components of net periodic pension cost:
Service cost	$—	$—	$12	$15
Interest cost	264	261	102	111
Expected return on plan assets	(345)	(324)	—	—
Amortization	243	288	(12)	(6)

Net periodic pension cost	$162	$225	$102	$120

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

To estimate the fair value of its available for sale securities portfolio, the Company obtains current market pricing from quoted market sources or if such quoted sources are not available, current market pricing. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets measured at fair value on a recurring basis are summarized below (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
September 30, 2010
Available for sale securities:
State and municipal obligations	$—	$1,834	$—	$1,834
Corporate obligations	—	11,066	—	11,066
Equity and other obligations	36	400	—	436

December 31, 2009
Available for sale securities:
State and municipal obligations	$—	2,413	—	2,413
Corporate obligations	—	6,643	—	6,643
Equity and other obligations	568	400	—	968

Assets measured at fair value on a non-recurring basis are summarized below (in thousands of dollars).

	Level 1	Level 2	Level 3	Total Assets measured at fair value
September 30, 2010
Impaired loans	$—	$—	$1,865	$1,865
December 31, 2009
Impaired loans	$—	$—	$456	$456

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a cost basis of $2.6 million and $698,000 at September 30, 2010 and December 31, 2009, respectively. These loans carried a valuation allowance of $763,000 and $242,000 at September 30, 2010 and December 31, 2009. These loans required additions to the provision for loan losses of $18,000 and $526,000 for the three and nine month periods ended September 30, 2010. No additional provision for loan losses was required during the same periods of 2009.

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and cash equivalents: For these short-term instruments that generally mature in ninety days or less, the carrying value approximates fair value.

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or if unavailable, current market pricing or by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

The estimated carrying values and fair values of the Company’s financial instruments for September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010		December 31, 2009

	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	$15,998	$15,998	$7,574	$7,574
Securities available for sale	13,336	13,336	10,024	10,024
Securities held to maturity	1,419	1,475	1,431	1,502
Loans, net	275,238	282,188	285,617	288,524
Accrued interest receivable	1,122	1,122	1,117	1,117
Financial liabilities:
Non-interest bearing deposits	36,485	36,485	31,790	31,790
Interest bearing deposits	190,392	190,667	184,849	185,320
Borrowings	37,873	39,299	47,869	48,342
Accrued interest payable	100	100	127	127

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(9)	Subsequent Events

          On October 12, 2010, Berkshire Hills Bancorp, Inc., the parent company of Berkshire Bank, and the Company entered into an Agreement and Plan of Merger pursuant to which the Company will merge with and into Berkshire Hills Bancorp, Inc. in a transaction valued at approximately $74 million. Under the terms of the Merger Agreement, 70% of the outstanding shares of Rome common stock will be converted into the right to receive 0.5658 shares of Berkshire common stock for each share of Rome and the remaining 30% of outstanding shares of Rome will be exchanged for $11.25 in cash. Rome stockholders will have the right to elect to receive cash or Berkshire common stock as outlined above, subject to 70% of Rome common stock receiving Berkshire common stock and the proration procedures contained in the Merger Agreement. Concurrent with the merger, it is expected that the Bank will merge with and into Berkshire Bank. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of the Company, and is currently expected to be completed in the first quarter of 2011. The directors and executive officers of Rome have agreed to vote their shares in favor of the approval of the Merger Agreement at the stockholders meeting to be held to vote on the proposed transaction. If the merger is not consummated under certain circumstances, Rome has agreed to pay Berkshire a termination fee of $3.5 million.

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

General

          The Company is a Delaware corporation regulated by the Office of Thrift Supervision (“OTS”) as a savings and loan holding company, whose sole business is conducted by its wholly-owned subsidiary, The Rome Savings Bank (the “Bank”). The Bank’s principal business is accepting deposits from the general public and using those deposits to make residential and commercial real estate loans, as well as commercial and consumer loans to individuals and small businesses primarily in Oneida County and also elsewhere in New York State. The Bank also invests in long-and short-term marketable securities and other liquid investments. Since its conversion to a federal charter on April 27, 2004, the Bank has been regulated by the OTS as a federal savings bank.

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

Net income for the third quarter of 2010 decreased to $838,000, from the prior year’s third quarter net income of $908,000. The significant factors and trends impacting the third quarter of 2010, which are discussed in greater depth below, were as follows:

•

Net interest income before loan loss provision increased by $179,000, or 5.5%, from the same quarter last year principally due to a decrease in interest expense stemming from decreases in the rates paid on deposits and borrowings, as well as a decrease in average outstanding borrowings.

•	The Company recorded a $75,000 provision for loan losses in the third quarter of 2010 versus no provision for loan losses in the third quarter of 2009.
•	Other non-interest income increased by $143,000, or 21.5%, from the third quarter 2009 levels primarily due to increased gains on sales of residential loan originations into the secondary market.
•	Non-interest expense increased by $453,000 to $3.0 million in the quarter ended September 30, 2010 from $2.6 million for the same period of 2009 primarily due to an increase in professional fees.
•

Income tax expense for the third quarter of 2010 decreased to $324,000 compared to $460,000 in the third quarter of 2009, primarily due to lower pre-tax income and a reduction in New York State income taxes payable due to amendments in New York State taxation statutes.

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

	Average Balances, Interest and Average Yields

	For the three months ended September 30, 2010				For the three months ended September 30, 2009

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$274,143	$4,007	5.80%		$283,982	$4,148	5.80%
Securities (1)	17,408	179	4.08		12,689	159	4.98
Federal funds sold & other interest bearing deposits	6,913	3	0.16		11,106	4	0.13

Total interest-earnings assets	298,464	4,189	5.57		307,777	4,311	5.56
Noninterest-earning assets	28,501				27,334

Total assets	$326,965				$335,111

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$85,498	$86	0.40		$83,681	$84	0.40
Time deposits	70,075	304	1.71		72,203	440	2.41
Money market accounts	18,966	48	1.01		15,863	47	1.18
Other interest bearing deposits	16,714	16	0.39		14,642	15	0.42

Total interest-bearing deposits	191,253	454	0.94		186,389	586	1.25
Borrowings	37,563	299	3.16		55,081	466	3.35

Total interest-bearing liabilities	228,816	753	1.31		241,470	1,052	1.73

Noninterest-bearing deposits	34,685				30,059
Other liabilities	3,922				5,266

Total liabilities	267,423				276,795
Shareholders’ equity	59,542				58,316

Total liabilities and shareholders’ equity	$326,965				$335,111

Net interest income		3,436				3,259
Tax equivalent adjustment on securities		—				(2)

Net interest income per consolidated financial statements		$3,436				$3,257

Net interest rate spread			4.26%				3.83%
Net interest margin			4.57%				4.20%
Ratio of interest-earning assets to interest-bearing liabilities			1.30	x			1.27	x

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

	Average Balances, Interest and Average Yields

	For the nine months ended September 30, 2010				For the nine months ended September 30, 2009

	Average Balance	Interest Income/ Expense	Average Yield/ Cost		Average Balance	Interest Income/ Expense	Average Yield/ Cost

	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$281,644	$12,125	5.76%		$290,652	$12,626	5.81%
Securities (1)	15,704	513	4.37		10,457	372	4.76
Federal funds sold & other interest bearing deposits	2,799	3	0.15		6,711	8	0.17

Total interest-earnings assets	300,147	12,641	5.63		307,820	13,006	5.65
Noninterest-earning assets	27,967				27,601

Total assets	$328,114				$335,421

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Savings accounts	$84,610	$253	0.40		$82,411	$247	0.40
Time deposits	71,143	967	1.82		72,424	1,464	2.70
Money market accounts	17,649	134	1.01		14,886	147	1.32
Other interest bearing deposits	15,362	44	0.38		13,970	42	0.40

Total interest-bearing deposits	188,764	1,398	0.99		183,691	1,900	1.38
Borrowings	39,782	902	3.03		56,321	1,359	3.23

Total interest-bearing liabilities	228,546	2,300	1.35		240,012	3,259	1.82

Noninterest-bearing deposits	33,127				29,876
Other liabilities	6,493				6,639

Total liabilities	268,166				276,527
Shareholders’ equity	59,948				58,894

Total liabilities and shareholders’ equity	$328,114				$335,421

Net interest income		10,341				9,747
Tax equivalent adjustment on securities		(4)				(10)

Net interest income per consolidated
financial statements		$10,337				$9,737

Net interest rate spread			4.28%				3.83%
Net interest margin			4.61%				4.23%
Ratio of interest-earning assets to interest-bearing liabilities			1.31	x			1.28	x

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

	Three months ended September 30, 2010 compared to			Nine months ended September 30, 2010 compared to
	Three months ended September 30, 2009			Nine months ended September 30, 2009

	Increases (decreases) due to			Increases (decreases) due to
	Rate	Volume	Net	Rate	Volume	Net

	(in thousands)
Assets:
Interest-earning assets:
Loans	$(1)	$(140)	$(141)	$(116)	$(385)	$(501)
Securities (1)	(39)	59	20	(46)	187	141
Federal funds sold & other
Interest bearing deposits	—	(1)	(1)	—	(5)	(5)

Total interest-earnings assets	(40)	(82)	(122)	(162)	(203)	(365)

Interest-bearing liabilities:
Savings accounts	—	2	2	(1)	7	6
Time deposits	(123)	(13)	(136)	(471)	(26)	(497)
Money market accounts	(8)	9	1	(40)	27	(13)
Other interest bearing deposits	(1)	2	1	(2)	4	2

Total interest-bearing deposits	(132)	—	(132)	(514)	12	(502)
Borrowings	(19)	(148)	(167)	(58)	(399)	(457)

Total interest-bearing liabilities	(151)	(148)	(299)	(572)	(387)	(959)

Net change (1)	$111	$66	$177	$410	$184	$594

(1) Includes tax equivalent adjustment for the Company’s tax-exempt municipal securities.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009:

          Total assets at September 30, 2010 increased to $331.6 million compared to $329.9 million at December 31, 2009. The Company’s net loan portfolio decreased by $10.4 million, or 3.6%, from $285.6 million at December 31, 2009 to $275.2 million at September 30, 2010. During the first nine months of 2010, the Company originated approximately $40.8 million of loans, compared to approximately $39.9 million of loans originated in the same period of 2009.

          Total deposits increased to $226.9 million at September 30, 2010 from $216.6 million at December 31, 2009. During the first three quarters of 2010, savings deposits increased by $3.4 million, or 4.1%, and money market balances increased by $4.2 million, or 26.8%. Time deposits decreased by $2.3 million, or 3.1%, to $69.6 million at September 30, 2010 from $71.9 million at year end 2009. Balances of non-interest bearing deposits increased by $4.7 million, or 14.8%, while other interest bearing deposits increased by $209,000, or 1.4%, over the first nine months of 2010.

          As a result of increased loan sale activity and increases in deposit balances, the Company continued to pay down debt during the first nine months of 2010. Borrowings from the Federal Home Loan Bank of New York (“FHLB”) decreased from $47.9 million at December 31, 2009 to $37.9 million at the end of the current quarter.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2010 and 2009

General

          During the three months ended September 30, 2010, the Company recorded net income of $838,000, compared to $908,000 for the third quarter of 2009. The decrease in net income is comprised of an increase in net interest income before the provision for loan losses of $179,000, an increase in non-interest income of $143,000, and a decrease in income tax expense of $136,000, partially offset by an increase the provision for loan losses of $75,000, an increase in non-interest expense of $453,000.

          Diluted earnings per share decreased to $0.13 per diluted share for the quarter ended September 30, 2010 from $0.14 per diluted share in the quarter ended September 30, 2009. Average diluted shares decreased to 6,526,000 for the third quarter of 2010 from 6,578,000 in the same period of 2009 due to the Company’s stock repurchases over the past year.

Net Interest Income

          Net interest income before loan loss provision for the quarter ended September 30, 2010 increased by $179,000, or 5.5%, compared to the same quarter of 2009. This increase is primarily attributable to a decrease in interest expense due to lower average balances and rates paid on interest bearing liabilities, partially offset by a decrease in interest income due to a decrease in the average balance of loans outstanding.

Interest Income

          Interest income decreased to $4.2 million for the quarter ended September 30, 2010 from $4.3 million for the same quarter of 2009. Average loan balances for the third quarter of 2010 were $274.1 million, a decrease of $9.8 million from the average outstanding loans for the third quarter of 2009 as a result of continued sales of residential loan originations into the secondary market. The yield on the Company’s loan portfolio was stable at 5.80% for both the quarter ended September 30, 2010 and the same period last year. The mix of the loan portfolio has changed slightly from the same period a year ago, with a larger percentage of the portfolio being in higher yielding commercial loans and mortgages, resulting in the stability of the overall portfolio yield in a period of declining rates. Interest income on securities increased by $22,000 from $157,000 for the quarter ended September 30, 2009 to $179,000 for the quarter ended September 30, 2010. The average balance of securities increased by $4.7 million, or 37.0%, from the third quarter of 2009 to $17.4 million for the current quarter while the tax equivalent yield on the Company’s securities decreased to 4.08% from 4.98%.

Interest Expense

          Interest expense decreased to $753,000 for the quarter ended September 30, 2010 from $1.1 million for the same quarter of 2009. Interest expense on deposits decreased to $454,000 for the quarter ended September 30, 2010 from $586,000 for the quarter ended September 30, 2009, due to lower rates paid on time deposits consistent with market trends over the past year. This was partially offset by an increase in the average balance of interest-bearing deposits to $191.3 million for the quarter ended September 30, 2010, from $186.4 million for the same period of 2009. Interest expense on borrowed funds decreased to $299,000 for the quarter ended September 30, 2010 from $466,000 for the comparative quarter of 2009 due to a decrease in both the average balances of borrowings and their interest rates in 2010. The average balance of borrowings decreased to $37.6 million in the current quarter compared to $55.1 million in the third quarter of 2009. Cash received from increased customer deposits and loan sales were utilized to repay borrowings as they matured. The rate on the Company’s borrowings decreased to 3.16% during the third quarter of 2010 from 3.35% in the same quarter of 2009 as the Company repaid some of its longer maturity advances during the first quarter of 2010.

Provision for Loan Losses

          The Company recorded a $75,000 provision for loan losses in the third quarter of 2010, compared to no loan loss provision in the same period of 2009. The additional provision was deemed necessary to cover an increase in the Company’s level of non-performing loans. At September 30, 2010, non-performing loans as a percent of loans increased to 0.75% compared to 0.67% at December 31, 2009. Over the same nine month period, the allowance for loan losses as a percent of non-performing loans increased to 125.2% from 111.4%. The majority of the increase in non-performing loans is in the single family residential loan portfolio, which management believes to be adequately collateralized. The allowance for loan losses as a percentage of loans increased to 0.93% at September 30, 2010 compared to 0.74% at December 31, 2009.

          Included in the Company’s classified assets at September 30, 2010 is a loan relationship comprised of three loans to the same borrower, which are part of a larger loan participation arrangement with other banks. The Company’s portion of the arrangement totaled $4.6 million at September 30, 2010. The loans are secured by first and second mortgages on property held for development and several other unrelated properties. Due to the current economic climate, the borrower has been unable to develop the commercial real estate for sale in a timely fashion. This commercial credit was performing in accordance with contractual terms as of September 30, 2010 and was therefore accruing interest as of such date. However, management is uncertain as to the current and continued sources of debt service. Accordingly the Company has designated one of the loans as impaired. The loss related to this relationship could change if new information becomes available in future periods. Management is actively monitoring this credit and its associated collateral value.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased by $143,000 to $808,000 in the third quarter of 2010 from $665,000 in the same period of 2009, largely due to an increase in gains realized on the sale of residential mortgage originations into the secondary market.

          Non-interest expense increased by $453,000 to $3.0 million in the third quarter of 2010 from $2.6 million in the same quarter of 2009. The majority of this increase is attributable to professional fees incurred in relation to the Company’s impending merger with Berkshire Hills Bancorp, Inc., as more fully described in Note 9 of the Notes to the Consolidated Financial Statements. Income tax expense for the third quarter of 2010 decreased to $324,000 from $460,000 in the same period of 2009, primarily due to both the decrease in pre-tax income as well as recently enacted amendments to New York State’s banking tax statutes, which reduced the Company’s income tax expense by $67,000.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2010 and 2009

General

          During the nine months ended September 30, 2010, the Company recorded net income of $2.7 million compared to $2.3 million for the first nine months of 2009. The increase resulted from an increase in net interest income before the provision for loan losses of $600,000 and an increase in non-interest income of

$739,000, partially offset by an increase in the provision for loan losses of $340,000, an increase in non-interest expense of $407,000 and a $176,000 increase in income tax expense.

          Diluted earnings per share increased to $0.41 per diluted share for the nine months ended September 30, 2010 in comparison to $0.34 per diluted share for the same period of 2009. The year-to-date 2010 average outstanding diluted shares decreased to 6,520,000 from 6,604,000 due to ongoing treasury stock purchases.

Net Interest Income

          Net interest income before loan loss provision for the nine months ended September 30, 2010 increased by $600,000 or 6.2%, as compared to the same period of 2009. This increase is attributable to a decrease in the average balance of borrowings and rates paid on deposits and borrowings, partially offset by a reduction in the average balances of and yields earned on assets.

Interest Income

          Interest income decreased to $12.6 million for the nine month period ended September 30, 2010 from $13.0 million for the first three quarters of 2009. Average earning assets for the first nine months of 2010 decreased to $300.1 million from $307.8 million in the same period of 2009. This reduction is due to the sale of a substantial portion of the Company’s newly originated residential loans into the secondary market over the past year. The yield on earning assets decreased slightly to 5.63% for the nine months ended September 30, 2010, from 5.65% for the first nine months of 2009. Average loan balances for the first nine months of 2010 were $281.6 million, a decrease of $9.1 million from the average outstanding loans for the same period of 2009. The yield on the Company’s loan portfolio for the nine months ended September 30, 2010 was 5.76% compared to a yield of 5.81% for the same period last year. Interest income on securities increased $147,000 from $362,000 for the nine months ended September 30, 2009 to $509,000 for the nine months ended September 30, 2010 as the average balance of the investment portfolio increased to $15.7 million for the first nine months of 2010 from $10.5 million during the same period of 2009. Finally, interest income on federal funds sold and other interest bearing deposits decreased by $5,000 to $3,000 for the first nine months of 2010 from the same period in 2009 due to decreases in average balances of these funds.

Interest Expense

          Interest expense decreased to $2.3 million for the nine months ended September 30, 2010 from $3.3 million for the nine months ended September 30, 2009. Interest expense on deposits decreased to $1.4 million for the nine months ended September 30, 2010 from $1.9 million for the nine months ended September 30, 2009 as a result of a decrease in the cost of these deposits from 1.38% to 0.99% partially offset by an increase in the average balance of deposits to $188.8 million this year from $183.7 million during the first three quarters of 2009. Interest expense on borrowed funds decreased to $902,000 for the nine months ended September 30, 2010 from $1.4 million for the comparative period of 2009 primarily due to a decrease in the average balance of borrowings to $39.8 million in the current year to date as compared to $56.3 million in the nine months ended September 30, 2009. Deposit growth and proceeds of loan sales have been used to pay down advances upon their maturity. The rate paid on these borrowings decreased from 3.23% for the nine months ended September 30, 2009 to 3.03% for the same period this year.

Provision for Loan Losses

          The Company recorded a $540,000 provision for loan losses in the first nine months of 2010 versus a $200,000 provision in the same period of 2009. The 2010 year to date provision was recorded to provide for decline in value of collateral for a commercial loan and an increase in non-performing loans. The Company’s ratio of non-performing loans to total loans increased to 0.75% at September 30, 2010, from 0.67% at the previous year end. The majority of the Company’s non-performing loans are in the single family residential loan portfolio which management believes is well collateralized. The Company’s year to date net loan charge-offs were $77,000 in the first nine months of 2010, compared to $54,000 for the same period of 2009.

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

Non-Interest Income and Non-Interest Expense

          Non-interest income increased to $2.6 million for the first three quarters of 2010 from $1.8 million for the first nine months of 2009. The increase is attributable to gains on sales of real estate and securities and an increase in fee revenue. In the first quarter of 2010, the Company sold a parcel of non-operating commercial real estate, realizing a gain of $418,000. During the first nine months of 2010, the Company recorded gains of $156,000 on the sales of five investment securities; by contrast in the same period of 2009 one security was sold at a gain of $26,000.

          Non-interest expense increased to $8.4 million in the first nine months of 2010 compared to $8.0 million in the same period of 2009, principally due to the increase in professional fees incurred, as more described in the discussion for the third quarter, above.

          Income tax expense for the first nine months of 2010 increased to $1.3 from $1.1 million in the same period of 2009, principally due to the increase in pre-tax income.

Liquidity and Capital Resources

          The Company’s primary sources of funds consist of deposits, scheduled amortization and prepayments of loans, maturities of investments, interest-bearing deposits at other financial institutions and funds provided from operations. The Bank also has borrowing capacity with the FHLB that allows it to borrow up to $57.8 million which is collateralized by a portion of the residential mortgage portfolio. At September 30, 2010, the Bank had no outstanding borrowings against this line of credit, and outstanding advances and amortizing notes totaling $37.9 million. At September 30, 2010, the Company also had approximately $8.5 million in unused short term borrowing capacity at the Federal Reserve Bank of New York, which is collateralized by a portion of the consumer loan portfolio.

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

          The Company’s primary investing activities include the origination of loans and, to a lesser extent, the purchase of investment securities. For the nine months ended September 30, 2010, the Company originated loans of approximately $40.8 million, compared to $39.9 million of loans in the same period of 2009. For the past several quarters, the Company has been selling a large percentage of its residential loan originations into the secondary market. Loan sales through nine months of 2010 were $14.1 million, compared to $7.3 million for the same period of 2009. These loans are sold with the Company retaining the servicing for the purchasers. Year to date 2010 security purchases were $5.4 million compared to $7.2 million for the same period of 2009.

          At September 30, 2010, the Company had loan commitments to borrowers of approximately $13.4 million, and available letters and lines of credit of approximately $19.1 million.

          Time deposit accounts scheduled to mature within one year were $49.7 million at September 30, 2010. Based on the Company’s deposit retention experience and current pricing strategy, the Company anticipates that a significant portion of these time deposits will remain with the Company. The Company is committed to maintaining a strong liquidity position; therefore, the Company monitors its liquidity position on a daily basis. The Company anticipates that the Company will have sufficient funds to meet the Company’s current funding commitments. The marginal cost of new funding however, whether from deposits or borrowings from the FHLB, will be carefully considered as the Company monitors its liquidity needs. Therefore, in order to minimize its cost of funds, the Company may consider additional borrowings from the FHLB in the future.

          At September 30, 2010, the Bank exceeded each of the applicable regulatory capital requirements. The Bank’s leverage (Tier 1) capital at September 30, 2010 was $57.5 million, or 17.25% of adjusted assets. In order to be classified as “well-capitalized” by the OTS, the Bank is required to have leverage (Tier 1) capital of $16.7 million, or 5.0% of adjusted assets. To be classified as a well-capitalized bank by the OTS, the Bank must also have a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10.0%. At September 30, 2010, the Bank had a Tier 1 risk-based capital ratio of 23.78% and a total risk-based capital ratio of 24.85%.

          The Company paid cash dividends of $0.27 per share during the nine months ended September 30, 2010 totaling $1.8 million.

          During the first nine months of 2010, $201,000 was expended to repurchase 22,568 shares of the Company’s common stock.

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

          Following the public announcement of the execution of the merger agreement between Rome Bancorp and Berkshire Hills Bancorp, on October 18, 2010, Stephen Bushansky filed a stockholder class action lawsuit in the Supreme Court of the State of New York, County of the Bronx, and, on October 27, 2010, James and Liliana DiCastro filed a stockholder class action lawsuit in the Chancery Court of the State of Delaware, each against Rome Bancorp, Inc., Berkshire Hills Bancorp, Inc., and the directors of Rome Bancorp, Inc. Each lawsuit purports to be brought on behalf of all of Rome Bancorp’s public stockholders and alleges that the directors of Rome Bancorp breached their fiduciary duties to Rome Bancorp’s stockholders by failing to take steps necessary to obtain a fair and adequate price for Rome Bancorp’s common stock. The lawsuit seeks to enjoin the proposed merger from proceeding and seeks unspecified compensatory and/or rescissory damages on behalf of Rome Bancorp’s stockholders. Each lawsuit is in a preliminary stage. Rome Bancorp believes that the lawsuits are meritless and intends to vigorously defend itself against the allegations.

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

          On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and to prevent future economic and financial crises. There are many provisions of the Reform Act which are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have. We do not believe that the Reform Act will have a material impact on our core operations. However, we believe the following provisions of the Reform Act will have an impact on us, though it is not possible for us to determine at this time whether and to what extent the Reform Act will have a material effect on our business, financial condition or results of operations:

•

New Regulatory Regime. On July 21, 2011, unless the Secretary of the Treasury opts to delay such date for up to an additional nine months, the OTS will be eliminated and the OCC will take over the regulation of all federal savings associations, such as Rome Bancorp. The FRB will acquire the OTS’s authority over all savings and loan holding companies, such as Rome Bancorp, and will also become the supervisor of all subsidiaries of savings and loan holding companies other than depository institutions. As a result, we will now be subject to regulation, supervision and examination by two federal banking agencies, the OCC and the FRB, rather than just by the OTS, as is currently the case. The Reform Act also provides for the creation of the Bureau of Consumer Financial Protection, or the CFPB. Although the CFPB will have only limited supervisory authority over institutions with less than $10 billion in assets, such as Rome Bancorp, Inc., the establishment of the CFPB could result in more stringent consumer protection regulations than those imposed by bank regulatory agencies previously.

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

                         The following table provides information with respect to purchases made by or on behalf of the Company or any affiliated purchases (as defined in Rule 106-18 (a)(3) under the Securities Exchange Act of 1934) of the Company’s common stock during the quarter ended September 30, 2010.

     COMPANY PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs

July 1, 2010 through July 31, 2010	—	—	—	189,894
August 1, 2010 through August 31, 2010	—	—	—	189,894
September 1, 2010 through September 30, 2010	—	—	—	189,894

Total	—	—	—	189,894

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1	Amended and Restated Plan of Conversion and Agreement and Plan of Reorganization. (1)
2.2	Agreement and Plan of merger dated as of October 12, 2010 by and between Berkshire Hills Bancorp, Inc. and
Rome Bancorp, Inc. (9)
3.1	Certificate of Incorporation of New Rome Bancorp, Inc. (1)
3.2	Bylaws of New Rome Bancorp, Inc. (1)
4.1	Form of Stock Certificate of New Rome Bancorp, Inc. (1)
10.1	Form of Employee Stock Ownership Plan of Rome Bancorp, Inc. (2)
10.2	Amendment No. 1 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.3	Amendment No. 2 to Employee Stock Ownership Plan of Rome Bancorp, Inc. (1)
10.4	Form of Executive Employment Agreement by and between Charles M. Sprock and Rome Bancorp, Inc. (2)
10.5	Amended and restated form of One Year Change in Control Agreement by and among certain officers and Rome Bancorp, Inc. and The Rome Savings Bank. (8)
10.6	Amended and restated form of Employment Agreement between New Rome Bancorp, Inc. and Charles M. Sprock. (8)
10.7	Amended and restated form of Employment Agreement between The Rome Savings Bank and Charles M. Sprock. (8)
10.8	Rome Bancorp, Inc. 2000 Stock Option Plan. (3)
10.9	Rome Bancorp, Inc. 2000 Recognition and Retention Plan. (3)
10.10	Amended and Restated Benefit Restoration Plan of Rome Bancorp, Inc. (4)
10.11	Amended and Restated Directors’ Deferred Compensation Plan of Rome Bancorp, Inc. (4)
10.12	Loan Agreement by and between the Employee Stock Ownership Plan Trust of Rome Bancorp, Inc. and Rome Bancorp, Inc. (5)
10.13	Amendment No. 3 to the Employee Stock Ownership Plan of Rome Bancorp, Inc. (6)
10.14	Rome Bancorp, Inc. 2006 Stock Option Plan. (7)
10.15	Rome Bancorp, Inc. 2006 Recognition and Retention Plan. (7)
31.1	Rule 13a-14a/15d-14a Certification.
31.2	Rule 13a-14a/15d-14a Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(1)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-1 (Registration No. 333-121245), filed with the Commission on December 14, 2004, as amended.

(2)	Incorporated by reference to Rome Bancorp, Inc.’s Form SB-2 (Registration No. 333-80487), filed with the Commission on June 11, 1999, as amended.

(3)	Incorporated by reference to Rome Bancorp, Inc’s Proxy Statement on Schedule 14A, filed with the Commission on April 5, 2000 and amended on April 2, 2001.

(4)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 27, 2005.

(5)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on March 29, 2005.

(6)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on August 29, 2005.

(7)	Incorporated by reference to Rome Bancorp, Inc.’s Form S-8 filed with the Commission on May 19, 2006, as amended.

(8)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on December 3, 2007.

(9)	Incorporated by reference to Rome Bancorp, Inc.’s Form 8-K filed with the Commission on October 12, 2010.

SIGNATURES

          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROME BANCORP, INC.

Name	Title	Date

/s/Charles M. Sprock	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 8, 2010

Charles M. Sprock

/s/David C. Nolan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 8, 2010

David C. Nolan

/s/Mary Faith Messenger	Vice President and Controller (Principal Accounting Officer)	November 8, 2010

Mary Faith Messenger